Form 10-Q
period 2021-09-30
Perimeter Solutions, SA
filed 2021-12-14
CIK 1880319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number: 001-41027

Perimeter Solutions, SA

(Exact name of registrant as specified in its charter)

Luxembourg	98-1632942
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

12E rue Guillaume Kroll, L-1882 Luxembourg

Grand Duchy of Luxembourg

352 2668 62-1

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value of $1.00 per share	PRM	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of December 10, 2021, the registrant had 157,137,635 ordinary shares, nominal value of $1.00 per share, outstanding.

ACTIVE 61487311v1

Explanatory Note

On November 9, 2021 (the “Closing”), the registrant, Perimeter Solutions, SA, a newly-formed public company limited by shares (société anonyme) governed by the laws of the Grand Duchy of Luxembourg, consummated the transactions contemplated by the previously announced business combination with EverArc Holdings Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and the former parent company of registrant, SK Invictus Holdings S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg, SK Invictus Intermediate S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg, and EverArc (BVI) Merger Sub Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and a wholly-owned subsidiary of registrant, pursuant to the business combination agreement dated June 15, 2021.

For more information, see the section of this Report titled “Perimeter Solutions’ Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” and the registrant’s other filings with the Securities and Exchange Commission.

Unless otherwise stated, in this Report, the word “Perimeter” refers to SK Invictus Intermediate S.à r.l., and words “the Company,” "we," "us," and “our" refer to Perimeter Solutions, SA, prior to the Closing and Perimeter Solutions, SA and its wholly owned subsidiaries including Perimeter following the Closing.

i

ACTIVE 61487311v1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. PERIMETER SOLUTIONS, SA FINANCIAL STATEMENTS

PERIMETER SOLUTIONS SA

Unaudited Interim Balance Sheets

(expressed in thousands of U.S. Dollars, unless otherwise stated)

	September 30, 2021	June 30, 2021
Assets
Cash	$36	$—
Total assets	36	—
Liabilities	—	—
Equity
Note receivable from EverArc Holdings Ltd.	—	(40)
Share capital ($1.00 par value, 40,000 shares authorized, issued and outstanding)	40	40
Accumulated deficit	(4)	—
Total equity	36	—
Total liabilities and equity	$36	$—

See accompanying notes to unaudited interim financial statement.

ACTIVE 61487311v1

PERIMETER SOLUTIONS SA

Notes to Unaudited Interim Financial Statement

As of September 30, 2021

(expressed in thousands of U.S. Dollars, unless otherwise stated)

1.
Overview

General Information

Perimeter Solutions SA (the “Company”), was incorporated in Luxemburg on June 21, 2021. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a controlling ownership interest in SK Invictus Intermediate, S.à r.l. (“Invictus”) and its subsidiaries, doing business as Perimeter Solutions (“Perimeter”).

2.
Basis of Presentation

The accompanying financial statement has been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). Through September 30, 2021, there have only been nominal activities in this entity, therefore the statements of income, stockholder’s equity and cash flows have been omitted. For the period ended September 30, 2021, the Company incurred a total of $4 in bank service fees. There have been no other transactions involving the Company as of September 30, 2021.

3.
Stockholders’ Equity

On June 21, 2021, the Company issued 40,000 shares of common stock, $1.00 par value, all of which are owned by Everarc Holdings Ltd. (“Everarc”). Payment for the shares was received July 20, 2021.

4.
Subsequent Events

Perimeter Acquisition

On November 9, 2021, the Company acquired all of the net assets of Perimeter and its subsidiaries for consideration conveyed of $1.39 billion as part of a Business Combination (the “Business Combination”). Perimeter has operations in the United States, Canada, Europe, Mexico, Australia and Israel.

The Perimeter acquisition will be accounted for as a business combination under ASC 805 Business Combinations, which requires the allocation of the total consideration to the identifiable assets and liabilities assumed measured at fair value at the acquisition date. This consideration includes payment to SK Invictus Holdings S.à r.l. ("SK Holdings") the sole stockholder of Invictus prior to the closing of the Business Combination as per the Business Combination Agreement, dated June 15, 2021, in the form of $1.29 billion in cash and $100.0 million in Preferred Equity Contributions. Preferred Equity Contributions were issued to existing Perimeter equity holders at par upon the acquisition. Par value is considered to approximate fair value as this amount is equal to the redemption value as of November 8, 2021 (the “Closing”). These instruments have been assessed for classification, and it was determined that the instrument should be classified as a liability due to mandatory redemption features. In addition to the consideration conveyed to SK Holdings, $702.4 million is being used to pay down existing Perimeter debt.

The cash consideration for the Business Combination was funded through cash on hand, proceeds from the sale of Ordinary Shares to the EverArc subscribers, proceeds from the issuance of senior notes, and proceeds from a draw on a revolving credit facility.

The preliminary purchase price was allocated among the identified assets to be acquired, based on a preliminary analysis. All valuation procedures were related to Perimeter’s existing assets as no new assets were identified as a

ACTIVE 61487311v1

result of the procedures performed. Goodwill was recognized as a result of the acquisition, which represents the excess fair value of consideration over the fair value of the underlying net assets, largely arising from the extensive industry expertise that has been established by Perimeter. A deferred tax liability was recorded as part of the purchase price allocation, based on an analysis of the tax impacts of the Business Combination by location and by asset.

The estimates of fair value are based upon preliminary valuation assumptions believed to be reasonable but which are inherently uncertain and unpredictable; and, as a result, actual results are expected to differ from estimates.

Assets Identified	Fair Value
Property, Plant, and Equipment	$57,074
Inventory	90,103
Other intangible assets	100,061
Customer lists	789,000
Existing technology and patents	257,000
Goodwill	1,079,195
Working capital	32,287
Other assets	980
LaderaTech Contingent Earnout(1)	(22,208)
Debt	(690,356)
Deferred tax liabilities	(303,216)
Total Fair Value	$1,389,920

Value Conveyed
Cash to SK Holdings	$1,289,920
Preferred Equity Contributions	100,000
Total preliminary purchase price consideration	$1,389,920

(1)
Refer to Note 3 to the Unaudited Interim Condensed Consolidated Financial Statements of Perimeter for further information related to the LaderaTech Contingent Earnout.

The Company estimated the fair value of its property, plant, and equipment, inventory, intangible assets, and the LaderaTech earnout as of the acquisition date as well as all other identifiable assets and liabilities. Such fair values were determined in accordance with FASB ASC Topic 820, Fair Value Measurement (FASB Topic 820), using unobservable inputs or an income approach, which represents Level 3 inputs under FASB ASC Topic 820.

The actual results of operations of the acquisition will be included in the consolidated statements of operations and comprehensive income (loss) from the date of acquisition.

Revolving Credit Facility

In connection with the consummation of the Business Combination, SK Invictus Intermediate II S.à r.l., a private limited liability company governed by the laws of the Grand Duchy of Luxembourg ("Invictus II"), as borrower, entered into a five-year revolving credit facility (the “Revolving Credit Facility”), which provides for a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million. The Revolving Credit Facility matures on November 9, 2026. The Revolving Credit Facility includes a $20.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility. The Revolving Credit Facility allows Invictus II to increase commitments under the Revolving Credit Facility up to an aggregate amount not to exceed the greater of (i) $143.0 million and (ii) 100.00% of consolidated EBITDA for the most recent four-quarter period (minus the aggregate outstanding principal amount of certain ratio debt permitted to be incurred thereunder). All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, subject to certain exceptions.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at Invictus II’s option, either (x) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for the

ACTIVE 61487311v1

interest period relevant to such borrowing, adjusted for certain additional costs (but which will not be less than a 0.00% LIBOR floor) or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month LIBOR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of LIBOR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.

High Yield Offering

In order to finance a portion of the cash consideration payable in the Business Combination and the costs and expenses incurred in connection therewith, on October 5, 2021, EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc, launched a private offering of $675,000 principal amount of 5.0% senior secured notes due 2029 (the “Senior Notes”) pursuant to that certain Indenture dated as of October 22, 2021 between SK Invictus Intermediate II S.à r.l., a private limited liability company governed by the laws of the Grand Duchy of Luxembourg (“Invictus II”), a subsidiary of Perimeter, and U.S. Bank National Association, as Trustee and Collateral Agent (the “Trustee”). Upon the consummation of the Business Combination, Invictus II became a wholly owned subsidiary of the Company and assumed the Escrow Issuer’s obligations under the Senior Notes. Additionally, upon closing of the Business Combination, Invictus II borrowed $40,000 against the Revolving Credit Facility. The outstanding $40,000 borrowed against the Revolving Credit Facility was repaid in full by Invictus II on December 9, 2021.

Stock Repurchase Program

On December 8, 2021, the board of directors of the Company (the “Board”) authorized a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company is authorized to repurchase up to $100,000 of its issued and outstanding common Stock over a period of 24-months, expiring December 8, 2023. Repurchases under the Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations.

ACTIVE 61487311v1

B. SK INVICTUS INTERMEDIATE, S. À R.L. AND SUBSIDIARIES FINANCIAL STATEMENTS

SK INVICTUS INTERMEDIATE, S. À R.L. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,581	$22,478
Accounts receivable, net of allowance for doubtful accounts of $987 and $1,044 as of September 30, 2021 and December 31, 2020, respectively	97,107	28,896
Inventories (1)	64,792	58,784
Income tax receivable	—	11,457
Prepaid expenses and other current assets	7,973	11,406
Total current assets	209,453	133,021
Property, plant, and equipment—net	48,496	48,235
Goodwill	486,375	482,041
Customer lists—net	271,390	304,308
Existing technology and patents—net	126,967	135,928
Other intangible assets—net	33,232	33,464
Other assets	863	1,209
Total assets	$1,176,776	$1,138,206
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs	$5,610	$6,723
Accounts payable	22,840	9,869
Deferred revenue	1,117	286
Accrued expenses and other current liabilities	21,296	16,045
Total current liabilities	50,863	32,923
Long-term debt, less current portion, net of unamortized debt issuance costs	679,540	680,548
Deferred income taxes	106,792	112,162
Other liabilities	20,951	21,151
Total liabilities	$858,146	$846,784
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $1 par value per share; 53,045,510 shares authorized as of September 30, 2021 and December 31, 2020; 53,045,510 shares issued and outstanding as of September 30, 2021 and December 31, 2020	53,046	53,046
Additional paid-in capital	289,344	289,344
Accumulated other comprehensive loss	(5,598)	(3,174)
Accumulated deficit	(18,162)	(47,794)
Total shareholders’ equity	318,630	291,422
Total liabilities and shareholders’ equity	$1,176,776	$1,138,206

(1)
Amounts include $542 and $2,505 of inventory purchased from the former owners of the original Invictus business as of September 30, 2021 and December 31, 2020, respectively. Please also read Note 15—Related Parties to our condensed consolidated financial statements.

See accompanying notes to interim condensed consolidated financial statements.

ACTIVE 61487311v1

SK INVICTUS INTERMEDIATE, S. À R.L. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net sales	$195,414	$174,259	$316,460	$283,758
Cost of goods sold	86,081	76,264	159,895	145,704
Gross profit	109,333	97,995	156,565	138,054
Operating expenses:
Selling, general, and administrative	15,333	8,845	42,544	26,579
Amortization expense	13,276	12,836	39,818	38,264
Other operating expense	313	360	1,066	1,051
Total operating expenses	28,922	22,041	83,428	65,894
Operating income	80,411	75,954	73,137	72,160
Other expense:
Interest expense—net	8,065	9,244	23,951	33,494
Loss on contingent earnout	—	—	2,763	—
Unrealized foreign currency (gain) loss	1,634	(2,615)	3,892	(2,768)
Other (income) expense—net	66	(271)	(252)	(351)
Total other expenses, net	9,765	6,358	30,354	30,375
Income before income taxes	70,646	69,596	42,783	41,785
Income tax expense	(18,637)	(16,966)	(13,151)	(11,242)
Net income	52,009	52,630	29,632	30,543
Other comprehensive income:
Foreign translation adjustments	(2,020)	2,209	(2,424)	(1,234)
Total comprehensive income	$49,989	$54,839	$27,208	$29,309
Net income per share:
Basic	$0.98	$0.99	$0.56	$0.58
Diluted	$0.98	$0.99	$0.56	$0.58
Weighted-average shares used in computing net income per share:
Basic	53,045,510	53,045,510	53,045,510	53,045,510
Diluted	53,045,510	53,045,510	53,045,510	53,045,510

See accompanying notes to interim condensed consolidated financial statements.

ACTIVE 61487311v1

SK INVICTUS INTERMEDIATE, S. À R.L. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
Three Months Ended September 30, 2020	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2020	53,045,510	$53,046	$289,344	$(11,404)	$(94,130)	$236,856
Net income	—	—	—	—	52,630	52,630
Foreign translation adjustments	—	—	—	2,209	—	2,209
Balance as of September 30, 2020	53,045,510	$53,046	$289,344	$(9,195)	$(41,500)	$291,695

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
Three Months Ended September 30, 2021	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2021	53,045,510	$53,046	$289,344	$(3,578)	$(70,171)	$268,641
Net income	—	—	—	—	52,009	52,009
Foreign translation adjustments	—	—	—	(2,020)	—	(2,020)
Balance as of September 30, 2021	53,045,510	$53,046	$289,344	$(5,598)	$(18,162)	$318,630

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
Nine Months Ended September 30, 2020	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2019	53,045,510	$53,046	$289,344	$(7,961)	$(72,043)	$262,386
Net income	—	—	—	—	30,543	30,543
Foreign translation adjustments	—	—	—	(1,234)	—	(1,234)
Balance as of September 30, 2020	53,045,510	$53,046	$289,344	$(9,195)	$(41,500)	$291,695

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
Nine Months Ended September 30, 2021	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	53,045,510	$53,046	$289,344	$(3,174)	$(47,794)	$291,422
Net income	—	—	—	—	29,632	29,632
Foreign translation adjustments	—	—	—	(2,424)	—	(2,424)
Balance as of September 30, 2021	53,045,510	$53,046	$289,344	$(5,598)	$(18,162)	$318,630

See accompanying notes to interim condensed consolidated financial statements.

ACTIVE 61487311v1

SK INVICTUS INTERMEDIATE, S. À R.L. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	As of September 30, 2021	As of September 30, 2020
	(unaudited)
Cash flows from operating activities:
Net income	$29,632	$30,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	45,593	43,371
Deferred income taxes	(5,195)	(6,884)
Amortization of deferred financing costs	2,432	2,649
Loss on contingent earnout	2,763	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(68,211)	(65,763)
Inventories	(5,554)	15,529
Income tax receivable	11,457	6,528
Prepaid expenses and other current assets	3,104	(2,490)
Other assets	346	592
Accounts payable,	12,971	(1,613)
Deferred revenue	831	831
Accrued expenses and other current liabilities	2,448	7,831
Other liabilities	(200)	576
Net cash provided by operating activities	32,417	31,700
Cash flows from investing activities:
Purchase of property and equipment	(5,149)	(5,695)
Purchase of businesses, net of cash acquired	(7,464)	(1,970)
Net cash used in investing activities	(12,613)	(7,665)
Cash flows from financing activities:
Proceeds from revolving credit facility	19,500	72,100
Repayments of revolving credit facility	(19,500)	(93,700)
Repayment of long-term debt	(4,211)	(4,208)
Net cash used in financing activities	(4,211)	(25,808)
Effect of foreign currency on cash and cash equivalents	1,510	(3,381)
Net change in cash and cash equivalents	17,103	(5,154)
Cash and cash equivalents at the beginning of year	22,478	9,822
Cash and cash equivalents at the end of year	$39,581	$4,668

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,502	$37,877
Cash paid for income taxes	$7,092	$4,885

See accompanying notes to interim condensed consolidated financial statements.

ACTIVE 61487311v1

SK INVICTUS INTERMEDIATE, S. À R.L. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(in thousands)

1.
DESCRIPTION OF ORGANIZATION AND NATURE OF BUSINESS

Organization

SK Invictus Intermediate, S.à r.l. (“Invictus”) and its subsidiaries, doing business as Perimeter Solutions (collectively, the “Company”), is a global solutions provider for the Fire Safety and Oil Additives industries. Invictus is domiciled and organized under laws of Luxembourg, with subsidiaries further domiciled and organized within the respective operating jurisdictions. The Company is headquartered in St. Louis, Missouri (USA) with global operations in North America, Europe, and Asia Pacific.

Invictus was formed by SK Capital Partners IV-A, L.P. and SK Capital Partners IV-B, L.P (collectively, the “Sponsor”) on February 12, 2018, which is the same date when operations commenced. Invictus issued 53,045,510 shares of common stock to an indirect subsidiary of the Sponsor and used the proceeds from the Sponsor and issuance of third-party debt to purchase all the assets that form the business operations.

The U.S. dollar represents the functional currency for its Luxembourg entities.

Nature of Business

The Company operates two segments, Fire Safety and Oil Additives.

The Fire Safety business is a global producer of fire-fighting chemicals with a broad product offering, including phosphate-based fire retardant, Class A Foam and Class B Foam, across fire retardant and fire suppressant foam applications. Fire retardants are utilized to fight forest fires through aerial and ground applications. Class A Foam is utilized to fight structural fires, and Class B Foam is used to fight flammable liquid fires. Significant end markets are primarily government-related entities and are dependent on concessions, licenses, and permits granted by the respective governments.

The Oil Additives business is a producer of Phosphorus Pentasulfide, which is an intermediate commonly used in the production of lubricant additives and essential in the formulation of engine oils. Their main function is to provide anti-wear protection to engine components. In addition, they inhibit oxidation of the oil by scavenging free radicals that initiate oil breakdown and sludge formulation, resulting in better and longer engine function. Significant end markets are primarily producers of engine oil additives.

COVID-19 Pandemic

In March 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. The spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of the virus, has caused severe disruptions in the worldwide economy and the global supply chain for industrial and commercial production, which has in turn disrupted our business. Although our financial condition has not been significantly impacted by the ongoing pandemic, we experienced disruptions to our supply chain, including delays in receipt of products needed to offer our services, during the year ended December 31, 2020 and nine months ended September 30, 2021 as a result of COVID-19. At the current moment, our suppliers are able to operate normally, however we are unable to predict future supply chain disruptions should the pandemic continue.

We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry; however, we cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on our financial condition and operations. The impact of the ongoing COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions.

ACTIVE 61487311v1

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements as of December 31, 2020 were derived from the Company’s annual financial statements for the year ended December 31, 2020, as included in Form S-4/A filed with the SEC on November 4, 2021. Refer to those financial statements for the full list of the Company’s significant accounting policies. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim periods.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, for the nine months ended September 30, 2021 and 2020. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared using the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations.

Unaudited Interim Condensed Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the condensed results of its operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The condensed results of operations and comprehensive income for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period, and should be read in conjunction with the December 31, 2020 audited financial statements included in Form S-4/A filed with the SEC on November 4, 2021.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying interim condensed consolidated financial statements include the fair value of purchase consideration and assets acquired and liabilities assumed in a business combination, the useful lives of long-lived assets, inventory valuations, the allocation of transaction price among various performance obligations, the allowance for doubtful accounts, the fair value of financial assets and liabilities, which includes the contingent earnout liability, valuation of goodwill, indefinite life intangible assets, and realizability of deferred tax assets. Actual results could differ from those estimates.

Deferred Financing Fees

As of September 30, 2021 and December 31, 2020, unamortized original issue discount and other debt issuance costs of $11,332 and $13,422, respectively, for the Company’s term loans are carried as a contra liability and are amortized over the term of the related debt using the effective interest method. As of September 30, 2021 and December 31, 2020, unamortized deferred financing costs of $829 and $1,170, respectively, for the Company’s

ACTIVE 61487311v1

revolving line of credit are carried as a long-term asset and are amortized straight-line into interest expense over the term of the facility. Amortization of deferred financing fees for the revolving line of credit and term loans was $228 and $1,393 compared to $250 and $1,516 for the three months ended September 30, 2021 and 2020, respectively, and $342 and $2,090 compared to $375 and $2,274 for the nine months ended September 30, 2021 and 2020, respectively, and is presented as a component of interest expense in the consolidated statements of operations and comprehensive income.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets.

Two of the Company’s customers in the Fire Safety business accounted for 63% of total sales during the three months ended September 30, 2021 (40% and 23%, respectively). Two of the Company’s customers in the Fire Safety business accounted for 48% of total sales during the nine months ended September 30, 2021 (33% and 15%, respectively). During the three months ended September 30, 2020, two customers within Fire Safety represented 89% (54% and 35%, respectively) of total sales. During the nine months ended September 30, 2020, two customers within Fire Safety represented 49% (37% and 12%, respectively) of total sales. Three customers within Fire Safety represented 93% (45%, 31%, and 17%, respectively) of the total accounts receivable balance as of September 30, 2021. Two customers within Fire Safety and one within Oil Additives represented 44% (18%, 15% and 11%, respectively) of the total accounts receivable balance as of December 31, 2020. No other customer represented greater than 10% of the Company’s total sales or total accounts receivable.

Inventories

Inventories are stated at the lower of cost or net realizable value using the weighted-average cost method. Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw material	$26,814	$25,695
Work in process	284	306
Finished goods	37,694	32,783
Total inventories	$64,792	$58,784

The Company evaluates inventories periodically during each reporting period for obsolete, excess, or slow-moving products and will record any adjustment, if necessary, to report these items at an estimated net realizable value. We recorded reserves for obsolete inventory of $339 for both periods ending September 30, 2021 and 2020.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative. The new standard has been adopted by Company as of January 1, 2021 and the Company’s adoption did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim

ACTIVE 61487311v1

periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company has early adopted this as of January 1, 2021, the adoption does not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for the Company for annual periods beginning after December 15, 2021. The Company expects to adopt the new standard on January 1, 2022 and continues to assess potential effects of the standard.

The FASB issued five ASUs related to ASC 326. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 provides codification updates to ASU 2016-13. In November 2019, the FASB also issued Accounting Standards Update No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842)—Effective Dates, an ASU modifying the effective dates of various previous pronouncements. In May 2019, the FASB issued ASU 2019-05, Financial Instruments— Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides entities with an option to irrevocably elect the fair value option for eligible instruments. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments. ASU 2019-04 provides codification updates to ASU 2016-01 and ASU 2016-13. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The new standard is effective for the Company for annual periods beginning after December 15, 2022. The Company expects to adopt the new standard on January 1, 2023 and continues to assess potential effects of the standard.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). ASU 2020-04 provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by ASU 2020-04 apply only to contracts, hedging relationships and other transactions that reference the LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The new standard is effective for the Company as of March 12, 2020 through December 31, 2022. The Company has long-term debt, as described in Note 11 of the Notes to Condensed Consolidated Financial Statements, which rely upon use of LIBOR, federal funds rate or the prime rate. However, the Company has extinguished their current credit agreement and entered into a new one during the latter part of 2021, which will not reference LIBOR, thus the Company anticipates that upon entering into the new credit agreement, this ASU will no longer be applicable to them.

3.
BUSINESS ACQUISITIONS

LaderaTech Acquisition

On May 7, 2020, the Company used proceeds from general business operations to purchase all of the outstanding shares of LaderaTech, Inc. (the “LaderaTech acquisition”). The LaderaTech acquisition expands the Company’s access to the long-term retardant market and is expected to generate synergies within the Fire Safety service industry.

ACTIVE 61487311v1

Under the equity purchase agreement, the fair value of the consideration transferred was $21,832, which included an initial cash payment of $2,016 and $19,816 in estimated fair value of contingent future payments.

The future payments are contingent upon the acquired technology being listed on the U.S. Forest Service’s Qualified Product List (QPL) valued at $2,813 and an earn-out based on achieving certain thresholds of revenues through December 31, 2026 with an estimated fair value at $17,003. As of September 30, 2021, the estimated fair value of the QPL listing payment is $2,952 and the estimated fair value of contingent consideration was $19,627. Based on the purchase price allocation, the assets acquired principally comprise $20,200 of an identifiable intangible asset, $6,906 of goodwill, $46 of cash, $5,282 of deferred tax liability, and a net liability for other working capital items of $38. The identifiable intangible asset (in-process research and development) relates to a proprietary technology being used to develop its base product, and the Company expects immaterial remaining costs to achieve QPL approval and make the product ready for distribution within the year ending December 31, 2021.

The amount allocated to goodwill for the acquisitions is not deductible for income tax purposes. The goodwill is attributable primarily to strategic and synergistic opportunities, the assembled workforces acquired and other factors. The fair value of the contingent consideration was estimated using the Monte Carlo valuation approach. See Note 13—Fair Value Measurements for additional information related to the fair value measurement of the contingent consideration.

For segment reporting purposes, the results of operations and assets from the LaderaTech acquisition has been included in the Company’s Fire Safety segment since the acquisition date. For the three and nine months ended September 30, 2021, sales related to the LaderaTech acquisition were $444 and $727, respectively. Sales for the three and nine months ended September 30, 2020 related to LaderaTech were not material. Direct costs of the acquisition were not material and were expensed as incurred and are included in Other Operating Expenses in the consolidated statement of income and comprehensive income during the three and nine months ended September 30, 2021 and 2020.

Budenheim Acquisition

On March 2, 2021, the Company used proceeds from general business operations to purchase all of the wildfire retardant and foam assets of Budenheim Iberica, S.L.U. The asset purchase agreement provided for approximately $3,607 in cash to be paid at closing. The Budenheim acquisition expands the Company’s access to new markets and is expected to result in additional revenue within the Fire Safety segment. The Company has performed a preliminary purchase price allocation, where the Company allocated $3,214 to goodwill. Other amounts allocated to the individual assets and liabilities included within the balance sheet were not material.

PC Australasia Acquisition

On April 1, 2021, the Company used proceeds from general business operations to purchase all of the wildfire retardant and foam assets of PC Australasia Pty Ltd. The asset purchase agreement provided for approximately $2,657 in cash to be paid at closing. The PC Australasia acquisition provides the Company direct access to existing markets within the Fire Safety service industry. The Company has performed a preliminary purchase price allocation, where the Company allocated $971 to goodwill. Other amounts allocated to the individual assets and liabilities included within the balance sheet were not material.

Magnum Acquisition

On July 1, 2021, the Company used proceeds from general business operations to purchase all of the assets of Magnum Fire & Safety Systems. The asset purchase agreement provided for approximately $1,200 in cash to be paid at closing. The Magnum acquisition expands the Company’s access to new markets and is expected to result in additional revenue in firefighting foam equipment and systems within the Fire Safety service industry. The Company has performed a preliminary purchase price allocation, where the Company allocated $1,200 to goodwill. Individual assets and liabilities included within the balance sheet were not material.

For segment reporting purposes, the results of operations and assets from these acquisitions have been included in the Company’s Fire Safety segment since the respective acquisition dates. For the three and nine months ended

ACTIVE 61487311v1

September 30, 2021, sales, earnings related to the operations consisting of the assets and liabilities and direct costs related to Budenheim, PC Australia and Magnum were not material. Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to the Company’s results of operations or financial position.

Business Combination – Perimeter Solutions

On June 15, 2021, the Company’s Sponsor entered into a definitive Business Combination Agreement with Everarc Holdings Limited to acquire Perimeter Solutions in a transaction valued at approximately $2 billion, such amount of which includes the proceeds from the issuance of the senior secured notes. As a result of the transaction, Perimeter Solutions has been determined to be the predecessor of the Post-Combination Company. The transaction financing is fully committed and is not subject to shareholder approval. The transaction closed on November 8, 2021.

4.
REVENUE RECOGNITION

Disaggregation of revenues

Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from products	$173,364	$155,506	$290,935	$261,152
Revenues from services	21,462	18,463	24,630	20,930
Other revenues	588	290	895	1,676
Total revenue	$195,414	$174,259	$316,460	$283,758

Cost to obtain contract

Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. Costs to obtain contracts were not material in the periods presented.

Deferred Revenue

Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue and the remaining portion is recorded as deferred revenue, noncurrent.

The contracts entered by the Company have duration of one year or more. Any billings made to the customer during the financial year for which the related product or service is yet to be delivered on cutoff date, i.e., December 31, is recognized as deferred revenue. Deferred revenue was $1,117 and $286 as of September 30, 2021 and December 31, 2020, respectively.

For full-service fire retardant contracts, the Company identifies the fire retardant product and the services, as separate units of account. The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. Due to the timing of performance obligations being satisfied during the year, the Company has accrued $1,117 for contract obligations related to full-service fire retardant contracts in deferred revenue as of September 30, 2021.

ACTIVE 61487311v1

5.
GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2021 are as follows (in thousands):

	Fire Safety	Oil Additives	Total
Balance as of December 31, 2020	$362,767	$119,274	$482,041
Business acquired	5,385	—	5,385
Foreign currency translation	(472)	(579)	(1,051)
Balance as of September 30, 2021	$367,680	$118,695	$486,375

Intangible assets and related accumulated amortization as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization(1)	Net Book Value
Definite lived intangible assets:
Existing technology	15	$158,730	$950	$(33,793)	$125,887
Customer lists	10	419,900	(2,078)	(146,432)	271,390
Patents	7	1,759	21	(699)	1,081
Tradenames	10	900	(13)	(244)	643
Total definite-lived intangible assets		581,289	(1,120)	(181,168)	399,001

Indefinite-lived intangible assets
Tradenames	Indefinite	32,700	(111)	—	32,589
Total intangible assets		$32,700	$(111)	$—	$32,589

	December 31, 2020
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization(1)	Net Book Value
Definite lived intangible assets:
Existing technology	15	$158,730	$1,747	$(25,903)	$134,574
Customer lists	10	419,900	96	(115,688)	304,308
Patents	7	1,759	136	(541)	1,354
Tradenames	10	900	2	(188)	714
Total definite-lived intangible assets		581,289	1,981	(142,320)	440,950

Indefinite-lived intangible assets
Tradenames	Indefinite	32,700	50	—	32,750
Total intangible assets		$32,700	$50	$—	$32,750

(1) Amounts include the effect of foreign exchange.

On May 7, 2020, the Company recorded an in-process research and development intangible asset associated with the LaderaTech acquisition. The intangible asset was completed prior to December 31, 2020 and thus transferred out from indefinite-life intangible assets and into intangible assets subject to amortization. For this reason, the LaderaTech technology was presented as “Existing technology” as of December 31, 2020 along with accumulated amortization.

ACTIVE 61487311v1

Amortization expense for definite-lived intangible assets for the three and nine months ended September 30, 2021 was $13,276 and $39,818, respectively, compared to $12,836 and $38,264 for the three and nine months ended September 30, 2020, respectively.

Estimated annual amortization expense of intangible assets for the five years subsequent to September 30, 2021 and thereafter is as follows (in thousands):

Amount
Years Ending December 31:
Remainder of 2021	$13,226
2022	52,903
2023	52,903
2024	52,903
2025	52,903
Thereafter	174,163
Total	$399,001

6.
PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net as of September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Buildings	$6,639	$6,768
Leasehold improvements	1,154	1,146
Furniture and fixtures	420	416
Machinery and equipment	54,296	51,286
Vehicles	4,862	4,311
Construction in progress	7,249	5,069
Total property, plant and equipment, gross	74,620	68,996
Accumulated depreciation	(26,124)	(20,761)
Total property, plant and equipment, net	$48,496	$48,235

For the three and nine months ended September 30, 2021, depreciation expense was $1,935 and $5,363, respectively, compared to $1,756 and $5,107 for the three and nine months ended September 30, 2020, respectively, of which substantially all was presented in cost of goods sold in the condensed consolidated statements of operations and comprehensive income.

7.
INCOME TAXES

For the three and nine months ended September 30, 2021, income tax expense was $18,637 and $13,151, respectively, compared to $16,966 and $11,242 for the three and nine months ended September 30, 2020, respectively. The effective tax rate was approximately 26.4% and 30.7% for the three and nine months ended September 30, 2021, respectively, compared to 24.4% and 26.9% for the three and nine months ended September 30, 2020, respectively. The effective tax rate for the three and nine months ended September 30, 2021 and September 30, 2020 are different from the statutory tax rate primarily due to losses not expected to be benefited in certain jurisdictions which have a valuation allowance. In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes to interest expense deductibility, and prior and future utilization of net operating losses. The CARES Act did not have a material impact on the Company’s consolidated financial statements.

The Company had no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense (benefit). The

ACTIVE 61487311v1

Company does not expect the balance of unrecognized tax benefits will change significantly over the next twelve months. The Company has not accrued interest or penalties related to uncertain tax positions as of September 30, 2021 and December 31, 2020.

8.
OTHER LIABILITIES

Other non-current liabilities consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
LaderaTech contingent earn out	$19,627	$19,816
Other	1,324	1,335
Total	$20,951	$21,151

9.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Advance to vendors	$4,877	$7,343
Other	3,096	4,063
Total prepaid expenses and other current assets	$7,973	$11,406

10.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued bonus	$2,498	$4,653
Accrued salaries	2,285	2,779
Accrued employee benefits	494	511
Accrued interest	90	79
Accrued purchases	7,039	2,347
Accrued taxes	2,394	2,905
Accrued construction	1,299	1,319
Contingent earnout payable	2,952	—
Other	2,245	1,452
Total accrued expenses and other current liabilities	$21,296	$16,045

11.
REVOLVING LINE OF CREDIT AND LONG-TERM DEBT
(a)
First and Second Lien Term Loans

On March 28, 2018, Invictus U.S., LLC and SK Invictus Intermediate II, S.à r.l., two wholly owned subsidiaries of Invictus, entered into credit agreements providing for committed credit facilities of $815,000, a substantial portion of which was used to fund the initial acquisition of the Company.

The First Lien Credit Facility (the First Lien) consists of a $545,000 U.S. dollar term loan, a multicurrency revolving credit facility (the Revolver), and a $16,000 extension on the original term loan. The First Lien was issued with an original issue discount (OID) of 0.30%, to which net of amortization was $1,000 as of December 31, 2020. Principal and interest payments are due on

ACTIVE 61487311v1

a monthly basis. The First Lien matures on March 28, 2025, and any outstanding borrowings can be repaid without penalty. The First Lien is secured by substantially all of the assets to the Company. Interest is based on a floating rate indexed to either LIBOR plus an applicable margin, federal funds rate plus an applicable margin, or the prime rate plus an applicable margin. The average effective interest rate during the three and nine months ended September 30, 2021 was 3.14% and 3.15%, respectively, compared to 3.74% and 4.49% for the three and nine months ended September 30, 2020, respectively. The First Lien contains a series of restrictive financial and nonfinancial covenants which, among other things, limit the ability of the Company to: i) incur additional indebtedness, ii) create liens, iii) make investments or make other restricted payments, iv) sell assets, v) substantially change the nature of the Company, and vi) enter into certain transactions with affiliates.

On November 23, 2018, the Company executed the First Amendment to the First Lien (the Amendment) for an incremental term loan in the amount of $16,000. The liability was recorded when cash was received on February 13, 2019. Significant terms of this amendment (including maturity, principal payment frequency, interest rate, and covenants) are identical to the First Lien.

The Second Lien Credit Facility (the Second Lien) consists of a $155,000 U.S. dollar term loan with a maturity of March 28, 2026. There are no required principal payments on the Second Lien until maturity with interest payments due quarterly. The Second Lien is secured by substantially all of the assets of the Company and can be repaid without penalty. The Company made a principal payment of $15,000 during 2020. Interest is based on a floating rate indexed to either LIBOR plus an applicable margin, federal funds rate plus an applicable margin, or the prime rate plus an applicable margin. The average effective interest rate during the three and nine months ended September 30, 2021 was 6.95% and 6.96%, respectively, compared to 7.54% and 8.29%, for the three and nine months ended September 30, 2020, respectively. The Second Lien contains a series of similar restrictive financial and nonfinancial covenants as the First Lien.

(b)
Revolving Credit Facility

The Revolver provides for maximum borrowings of $100,000. Interest is based on the same terms as the First Lien. The Company had no balance outstanding on the Revolver at September 30, 2021 or December 31, 2020. Available borrowings under the Revolver were $100,000 at both September 30, 2021 and December 31, 2020. The Revolver matures on March 28, 2023 and has a 0.5% unused commitment fee. The Revolver also contains a $10,000 standby letter of credit sub-facility and a $10,000 swing line sub-facility. At both September 30, 2021 and December 31, 2020, no letters of credit were outstanding, and no balance was outstanding on the swing line. The Revolver contains a series of restrictive financial and nonfinancial covenants similar to those of the First Lien plus a debt to EBITDA leverage ratio that is only applicable when the aggregate outstanding amount of the Revolver, any swing line loans, and letters of credit is greater than 35.0%, as of the last day of the fiscal quarter, of the commitment under the Revolver.

As of September 30, 2021, the Company was in compliance with all covenants.

The Company’s long-term debt was as follows as of September 30, 2021 and December 31, 2020 (in thousands):

ACTIVE 61487311v1

	September 30, 2021	December 31, 2020
First Lien due in quarterly installments of $1,402.5 and a final payment of $523,250 at March 28, 2025	$541,482	$545,693
Second Lien due with final payment of $155,000 at March 28, 2026	155,000	155,000
Revolver	—	—
Less: unamortized debt issuance costs	(11,332)	(13,422)
	685,150	687,271
Less: current maturities	(5,610)	(6,723)
Long-term debt, less current maturities	$679,540	$680,548

In accordance with the provisions of the First Lien, Second Lien, and the Revolver, the Company is required to make an annual mandatory principal prepayment on the term loans to the extent the Company realizes consolidated excess cash flow, as defined, in a given fiscal year. This requirement commenced in 2020 and an excess cash payment of $932 was made on May 7, 2021.

As of September 30, 2021, the scheduled maturities, without consideration of potential mandatory prepayments, of the long-term debt were as follows (in thousands):

Amount
Years Ending December 31:
Remainder of 2021	$1,403
2022	5,610
2023	5,610
2024	5,610
2025	523,250
Thereafter	154,999
Total	$696,482

12.
COMMITMENTS AND CONTINGENCIES
(a)
Commitments

The Company has a supply agreement to purchase elemental phosphorus (P4) from a supplier through 2023. The contract price is tied to the contract year cost times a multiplier, subject to a market-driven benchmark price adjustment, which is generally settled once per year. The Company did not purchase the anticipated minimum pounds of P4 during the nine months ended September 30, 2021 and 2020. Further, the Company has no obligation to record, as there is no financial penalty owed to the vendor. Costs incurred under this supply agreement were $9,712 and $26,859 respectively, during the three and nine months ended September 30, 2021 compared to $1,798 and $18,455 during the three and nine months ended September 30, 2020, respectively.

(b)
Leases

The Company leases facilities and other machinery and equipment under long-term noncancelable operating leases through August 31, 2037. As of September 30, 2021, the future minimum rental payments required by the long-term noncancelable operating leases are as follows (in thousands):

ACTIVE 61487311v1

Amount
Years Ending December 31:
Remainder of 2021	$784
2022	2,898
2023	2,603
2024	1,824
2025	1,616
Thereafter	4,106
Total	$13,831

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases for the nine months ended September 30, 2021 and 2020 was $2,295 and $1,836, respectively, of which, $1,901 and $1,554 was presented in cost of goods sold and $394 and $282 was presented in selling, general, and administrative in the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2021 and 2020, respectively. Rent expense for operating leases for the three months ended September 30, 2021 and 2020 was $463 and $267, respectively, of which, $299 and $150 was presented in cost of goods sold and $165 and $177 was presented in selling, general, and administrative in the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2021 and 2020, respectively.

(c)
Legal Proceedings

The Company is involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including a number of matters related to the aqueous film forming foam litigation consolidated in the District of South Carolina multi-district litigation and other similar matters pending in other jurisdictions in the United States. The Company’s exposure to losses, if any, is not considered probable or reasonably estimable at this time.

13.
FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximates fair value due to the short-term nature of their maturities.

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or a liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•
Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•
Level 2 inputs: Other than quoted prices in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•
Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following tables set forth the Company’ liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy (in thousands):

ACTIVE 61487311v1

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Liabilities:	—	—	$2,952	$2,952
LaderaTech contingent earnout included in accrued expenses and other current liabilities	—	—	$19,627	$19,627
LaderaTech contingent earnout included in other liabilities, non-current	—	—	$22,579	$22,579

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
LaderaTech contingent earnout included in other liabilities, non-current	—	—	$19,816	$19,816

The fair value of the contingent consideration for LaderaTech was $19,627 and $19,816 (see Note 3) as of September 30, 2021 and December 31, 2020, respectively. This consists of a Qualified Product List (QPL) payment and an earn out payment. These were both measured on a recurring basis using Level 3 fair value inputs. The QPL payment is contingent upon the acquired technology being listed on the U.S. Forest Service’s QPL and was valued using a scenario-based method with inputs based upon the probability and timing of achieving the QPL listing. This was valued at $2,952 and $2,813 as of September 30, 2021 and December 31, 2020, respectively. The earn-out is based on 20% of gross profits upon achieving a revenue threshold exceeding $5,000 through December 31, 2026 and was valued using a Monte Carlo simulation with inputs based upon future projected revenues, projected gross margins and a discount rate of 9.5% as of September 30, 2021 and 10% as of December 31, 2020. The earn-out had an estimated fair value of $19,627 and $17,003 as of September 30, 2021 and December 31, 2020, respectively. Significant changes in the projected revenue, projected gross margin, or discount rate would have a material impact on the fair value of the contingent consideration.

A roll forward of Level 3 liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance, at beginning of period	$19,816	$—
Acquired	—	19,816
Total losses included in earnings (1)	2,763	—
Balance, at end of period	$22,579	$19,816

(1)
There were no material adjustments to the Company’s estimated fair value of contingent consideration as of September 30, 2020 as post-acquisition activity remained in line with the Company’s initial projections for developing the technology and progressing the product’s registration on the QPL.
14.
SEGMENTS

The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Oil Additives.

The Company’s Fire Safety segment produces a range of firefighting products, and offers a range of associated equipment and services, across fire retardant and firefighting foam applications.

The Company’s Oil Additives segment develops, manufactures, blends, markets and supplies a range of high-quality lubricant additives used in the production of organophosphate insecticides, flotation chemicals, pharmaceutical cleaning applications and developing battery technology.

ACTIVE 61487311v1

Interest income, interest expense, other income (expense) and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance by the chief operating decision-maker (“CODM”). The corporate category is not considered to be a segment. The CODM is the Chief Executive Officer (“CEO”).

The Company’s CODM uses net sales and adjusted EBITDA to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items in a balanced manner and on a segment basis. These non-recurring or unusual items may include acquisition and integration related costs, management fees and other non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP. The following table presents net sales and Adjusted EBITDA for each reportable segment for the three months and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Net Sales by Product Line:
Fire safety	$172,445	$151,083	$237,256	$213,916
Oil additives	22,969	23,176	79,204	69,842
Total net sales as reported	$195,414	$174,259	$316,460	$283,758

Adjusted EBITDA:
Fire Safety	$97,854	$86,640	$116,680	$102,805
Oil additives	2,496	5,591	17,919	17,236
Total adjusted EBITDA	$100,350	$92,231	$134,599	$120,041

See below for a reconciliation of total reportable segment profit (loss), to consolidated net income (loss) before income taxes (in thousands):

	Three Months Ended September 30, 2021
	Fire Safety	Oil Additives	Total

Operating income (loss)	$82,413	$(2,002)	$80,411
Other income (expense)	(8,415)	(1,350)	(9,765)
Net income (loss) before income taxes	$73,998	$(3,352)	$70,646

	Three Months Ended September 30, 2020
	Fire Safety	Oil Additives	Total

Operating income (loss)	$74,818	$1,136	$75,954
Other income (expense)	(7,879)	1,521	(6,358)
Net income (loss) before income taxes	$66,939	$2,657	$69,596

ACTIVE 61487311v1

	Nine Months Ended September 30, 2021
	Fire Safety	Oil Additives	Total

Operating income (loss)	$68,568	$4,569	$73,137
Other income (expense)	(26,130)	(4,224)	(30,354)
Net income (loss) before income taxes	$42,438	$345	$42,783

	Nine Months Ended September 30, 2020
	Fire Safety	Oil Additives	Total

Operating income (loss)	$67,711	$4,449	$72,160
Other income (expense)	(30,178)	(197)	(30,375)
Net income (loss) before income taxes	$37,533	$4,252	$41,785

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from net income (loss), the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended September 30, 2021
	Fire Safety	Oil Additives	Total
Net income (loss)	$53,819	$(1,810)	$52,009
Income tax (benefit) expense	20,179	(1,542)	18,637
(Loss) income before income taxes	73,998	(3,352)	70,646
Depreciation and amortization	10,754	4,458	15,212
Interest and financing expense	7,795	270	8,065
Restructuring charges	3,855	—	3,855
Loss on contingent earnout	—	—	—
Management fees	313	—	313
Deferred future payments	625	—	625
Unrealized foreign currency loss	514	1,120	1,634
Adjusted EBITDA	$97,854	$2,496	$100,350

	Three Months Ended September 30, 2020
	Fire Safety	Oil Additives	Total
Net income (loss)	$51,453	$1,177	$52,630
Income tax expense	15,486	1,480	16,966
Income before income taxes	66,939	2,657	69,596
Depreciation and amortization	10,263	4,329	14,592
Interest and financing expense	8,363	881	9,244
Restructuring charges	418	27	445
Management fees	344	—	344
Deferred future payments	625	—	625
Unrealized foreign currency gain	(312)	(2,303)	(2,615)
Adjusted EBITDA	$86,640	$5,591	$92,231

ACTIVE 61487311v1

	Nine Months Ended September 30, 2021
	Fire Safety	Oil Additives	Total
Net income (loss)	$30,402	$(770)	$29,632
Income tax expense	12,036	1,115	13,151
Income before income taxes	42,438	345	42,783
Depreciation and amortization	32,283	13,310	45,593
Interest and financing expense	22,368	1,583	23,951
Restructuring charges	12,805	—	12,805
Loss on contingent earnout	2,763	—	2,763
Management fees	937	—	937
Deferred future payments	1,875	—	1,875
Unrealized foreign currency loss	1,211	2,681	3,892
Adjusted EBITDA	$116,680	$17,919	$134,599

	Nine Months Ended September 30, 2020
	Fire Safety	Oil Additives	Total
Net income	$27,771	$2,772	$30,543
Income tax expense	9,762	1,480	11,242
Income before income taxes	37,533	4,252	41,785
Depreciation and amortization	30,673	12,698	43,371
Interest and financing expense	30,982	2,512	33,494
Restructuring charges	651	39	690
Management fees	969	—	969
Deferred future payments	2,500	—	2,500
Unrealized foreign currency gain	(503)	(2,265)	(2,768)
Adjusted EBITDA	$102,805	$17,236	$120,041

Net Sales by geographical region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$154,896	$156,692	$251,999	$246,675
Canada	18,124	2,879	21,800	5,551
Germany	5,889	5,427	18,802	13,922
Other foreign countries	16,505	9,261	23,859	17,610
Total net sales	$195,414	$174,259	$316,460	$283,758

Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
United States	$29,761	$29,155
Canada	3,271	3,403
Germany	11,781	13,487
Other foreign countries	3,683	2,190
Total property, plant and equipment, net	$48,496	$48,235

15.
RELATED PARTIES

The Company has had a purchase and sales agreement with the former owners of the original Invictus business (the Sellers) for specific raw materials. During the three and nine months ended September 30, 2021, the Company had raw material purchases of $133 and $563, respectively, from the Sellers as compared to $326 and $1,866 for the

ACTIVE 61487311v1

three and nine months ended September 30, 2020, respectively, in the ordinary course of business. Additionally, during the three and nine months ended September 30, 2021, the Company sold raw materials at cost of $2,836 and $6,250, respectively, to the Sellers as compared to $1,795 and $5,490 for the three and nine months ended September 30, 2020, respectively. Sales of raw materials are recorded net as “the agent” since the Company does not have the following: a) primary responsibility for fulfilling the promise to provide the specified good, b) inventory risk before the specified good is transferred to the customer, or c) discretion in establishing the prices for the specified good. This related party transaction is not at arm’s length.

The Sponsor provides board oversight, operational and strategic support, and assistance with business development in return for a quarterly management fee. Total management consulting fees and expenses were $313 and $937 for both the three and nine months ended September 30, 2021 and 2020, respectively, and are presented in other operating expenses in the condensed consolidated statements of operations and comprehensive income.

The Company entered into multiple lease arrangements for real property with the sellers of the Ironman acquisition in 2019 that the Company continued to occupy post-acquisition. The Company paid $294 in rent and related expenses during both the nine months ended September 30, 2021 and 2020 and $98 in rent and related expenses during both the three months ended September 30, 2021 and 2020.

16.
SUBSEQUENT EVENTS

Business Combination

On November 9, 2021, the Company consummated the merger pursuant to the Business Combination Agreement, dated June 15, 2021, by and among Perimeter Solutions, SA, a newly-formed public company (“Holdco”), EverArc (BVI) (“Merger Sub”) and EverArc Holdings Limited (“EverArc”).

In connection with the Business Combination, among other things, the Sponsor contributed a portion of its ordinary shares to Holdco in exchange for preferred shares of Holdco and sold its remaining ordinary shares to Holdco for cash subject to certain customary adjustments for working capital, transaction expenses, cash and indebtedness. The cash consideration for the Business Combination was funded through cash on hand, proceeds from the sale of Ordinary Shares to the EverArc Subscribers, proceeds from the issuance of senior notes, and proceeds from a draw on a revolving credit facility, as described below.

Debt

In order to finance a portion of the cash consideration payable in the Business Combination and the costs and expenses incurred in connection therewith, on October 5, 2021, EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc, launched a private offering of $675,000 principal amount of 5.0% senior secured notes due 2029 (the “Senior Notes”) pursuant to that certain Indenture dated as of October 22, 2021 between SK Invictus Intermediate II S.à r.l., a private limited liability company governed by the laws of the Grand Duchy of Luxembourg (“Invictus II”), a subsidiary of the Company, and U.S. Bank National Association, as Trustee and Collateral Agent (the “Trustee”). Upon the consummation of the Business Combination, Invictus II assumed the Escrow Issuer’s obligations under the Senior Notes and borrowed $40,000 against the Revolving Credit Facility which provides for maximum borrowings of $100,000 with an interest rate equal to an applicable margin of 3.5%, plus, at Invictus II’s option, the prevailing London interbank rate or base rate for monthly interest period. The outstanding $40,000 borrowed against the Revolving Credit Facility was repaid in full on December 9, 2021.

The Senior Notes will bear interest at an annual rate of 5.0%. Interest on the Senior Notes will be payable in cash semi-annually in arrears on April 30 and October 30 of each year, commencing on April 30, 2022. The Senior Notes may be issued with original issue discount for U.S. federal income tax purposes.

The Senior Notes will be general, secured, senior obligations of Invictus II; will rank equally in right of payment with all existing and future senior indebtedness of Invictus II (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, will be effectively senior to all existing and future

ACTIVE 61487311v1

indebtedness of Invictus II that is not secured by the collateral. The Senior Notes will be effectively subordinated to all existing and future indebtedness of Invictus II that is secured by assets other than the collateral, to the extent of the collateral securing such indebtedness, will be structurally subordinated to all existing and future indebtedness, claims of holders of any preferred stock that may be issued by, and other liabilities of, subsidiaries of Invictus II that do not guarantee the Senior Notes. The Senior Notes will be senior in right of payment to any future subordinated indebtedness of Invictus II and will be initially guaranteed on a senior secured basis by the guarantors and will also be guaranteed in the future by each subsidiary, if any, that guarantees indebtedness under the Revolving Credit Facility.

******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. THE COMPANY’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s condensed financial condition and results of operations. This discussion should be read in conjunction with the Company’s financial statements and related notes thereto that appear elsewhere in this Form 10-Q.

Overview

The Company was incorporated under the laws of the Grand Duchy of Luxembourg on June 21, 2021 as a public company limited by shares (société anonyme) having its registered office at 12E, rue Guillaume Kroll, L-1882, Grand Duchy of Luxembourg, registered with the Luxembourg register of commerce and companies (Registre de Commerce et des Sociétés de Luxembourg) under number B256.548. The Company was formed solely in contemplation of the Business Combination, and prior to the Closing, had no operations, only nominal assets and no liabilities or contingent liabilities, nor any outstanding commitments other than in connection with the Business Combination.

Recent Developments

On November 9, 2021 (the “Closing Date”), the Company consummated the transactions contemplated by the previously announced business combination (the “Business Combination”) with EverArc Holdings Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and the former parent company of Holdco (“EverArc”), SK Invictus Holdings S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg (“SK Holdings”), SK Invictus Intermediate S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg (“Invictus”), and EverArc (BVI) Merger Sub Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to the business combination agreement (the “Business Combination Agreement”) dated June 15, 2021.

•	Pursuant to the Business Combination Agreement,on November 8, 2021:

•	Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of the Company (the “Merger”);

•

pursuant to the Merger, all ordinary shares of EverArc (the “EverArc Ordinary Shares”) outstanding immediately prior to the Merger were exchanged for ordinary shares of the Company (the “Company Ordinary Shares”); and

ACTIVE 61487311v1

•

all of the outstanding warrants of EverArc (“EverArc Warrants”), in each case, with each whole warrant entitling the holder thereof to purchase one EverArc Ordinary Share at an exercise price of $12.00 per EverArc Ordinary Share, were converted into the right to purchase Company Ordinary Shares on substantially the same terms as the EverArc Warrants (the “Company Warrants”); and

•

on November 9, 2021, SK Holdings (i) contributed a portion of its ordinary shares in Perimeter to the Company in exchange for preferred shares of the Company and (ii) sold its remaining ordinary shares in Perimeter to the Company for cash.

On November 8, 2021, pursuant to separate subscription agreements (collectively, the “Subscription Agreements”) entered into among EverArc, SK Holdings, the Company and a number of institutional investors, investors affiliated with SK Holdings and individual accredited investors (collectively, the “EverArc Subscribers”). The EverArc Subscribers purchased an aggregate of 115,000,000 EverArc Ordinary Shares at $10.00 per share that were converted into Company Ordinary Shares pursuant to the Merger (the “PIPE Investment”). In addition, on November 9, 2021, (1) members of management of Perimeter purchased an aggregate of 1,104,810 Company Ordinary Shares at $10.00 per share and (2) two of the Company’s directors purchased an aggregate of 200,000 Company Ordinary Shares (at $10.00 per share).

The cash consideration for the Business Combination was funded through cash on hand, proceeds from the sale of the EverArc Ordinary Shares to the EverArc Subscribers and proceeds from the issuance of senior notes.

Results of Operations and Known Trends or Future Events

Through September 30, 2021, the Company had neither engaged in any significant business operations nor generated any revenues. All activities through that date relate to the Company’s formation and consummation of the Business Combination. Prior to the closing of the Business Combination, the Company did not generate any income other than negligible non-operating income in the form of interest income on cash.

Liquidity and Capital Resources

As of September 30, 2021, the Company had an unrestricted cash balance of $36,000.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires that we make estimates, assumptions and judgments that can significantly impact the amounts it reports as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable.

We qualify as an emerging growth company, as defined in the JOBS Act, and therefore intend to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. This may make comparison of our consolidated financial statements with another public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

ACTIVE 61487311v1

B. PERIMETER’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Perimeter’s condensed financial condition and results of operations. This discussion should be read in conjunction with Perimeter’s consolidated financial statements and related notes thereto that appear elsewhere in this Form 10-Q.

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements”. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this prospectus. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of SK Invictus Intermediate, S.à r.l. and its subsidiaries prior to the closing of the Business Combination. All amounts disclosed below are in thousands.

Overview

We are a leading global solutions provider for the fire safety and oil additives industries.

The Fire Safety business is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. Our Fire Safety business also offers specialized equipment and services, typically in conjunction with our fire management products, to support our customers’ firefighting operations. Our specialized equipment includes airbase retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that we custom design and manufacture to meet specific customer needs. Our service network can meet the emergency resupply needs of over 150 air tanker bases in North America, as well as many other customer locations in North America and internationally. The segment is built on the premise of superior technology, exceptional responsiveness to our customers’ needs, and a “never-fail” service network. The segment sells products to government agencies and commercial customers around the world.

The Oil Additives business provides high quality P2S5 primarily used in the preparation of ZDDP-based lubricant additives for critical engine anti-wear solutions. P2S5 is also used in pesticide and mining chemicals applications.

Key Factors Affecting Our Performance

Weather Conditions and Climate Trends

Our business is highly dependent on the needs of government agencies to quell fires. Given the priority nature of the fire safety business, our financial condition and results of operations are significantly impacted by weather as well as environmental and other factors affecting the climate, which impact the number, nature and span of fires each year. Historically, sales of our products have been higher in the summer season of each fiscal year due to favorable weather, which is generally correlated with a higher prevalence of wildfires. This is in part offset by the disbursement of our operations in both the northern and southern hemispheres, so that the summer seasons alternate.

Growth in Fire Safety

Our fire safety business includes the sale of fire retardants and firefighting foams as well as specialized equipment and services, which allows us to offer a comprehensive firefighting solution to our customers and drive organic growth. Our leading market position in the fire safety industry also allows us to capture increases in demand of fire retardant resulting from continued increases in acreage burned and longer fire seasons. We have invested and also intend to continue investing in the expansion of our Fire Safety business through acquisition in order to further grow our global customer base.

ACTIVE 61487311v1

COVID-19 Pandemic

In March 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. The spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of the virus, has caused severe disruptions in the worldwide economy and the global supply chain for industrial and commercial production, which has in turn disrupted our business. Although our financial condition has not been significantly impacted by the ongoing pandemic, we experienced disruptions to our supply chain, including delays in receipt of products needed to offer our services, during the year ended December 31, 2020 and nine months ended September 30, 2021 as a result of COVID-19. At the current moment, our suppliers are able to operate normally, however we are unable to predict future supply chain disruptions should the pandemic continue.

We continue to actively monitor the impact of the global situation on our people, operations, financial condition, liquidity, suppliers, customers, and industry; however, we cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on our financial condition and operations. The impact of the ongoing COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions.

Acquisitions

LaderaTech Acquisition

On May 7, 2020, we purchased all of the outstanding shares of LaderaTech, Inc. (the “LaderaTech acquisition”) for $21,832, including acquired working capital, consisting of cash consideration of $2,016 and contingent future payments with an estimated fair value of $19,816. The future payments are contingent upon the acquired technology being listed on the USDA Forest Service Qualified Product List (“QPL”) and an earn-out based on achieving certain thresholds of revenues through December 31, 2026. As of September 30, 2021, the estimated fair value of the contingent future payments was $19,627. The results of operations for LaderaTech, Inc. were included in the fire safety segment commencing on the date of acquisition. Please read Note 3—Business Acquisitions to our condensed consolidated financial statements.

Budenheim Acquisition

On March 2, 2021, we purchased all of the wildfire retardant and foam assets of Budenheim Iberica, S.L.U. for $3,607. The Budenheim acquisition expands the Company’s access to new markets and is expected to result in additional revenue within the fire safety segment. Please read Note 3—Business Acquisitions to our condensed consolidated financial statements included in this Form 10-Q for more information.

PC Australia Acquisition

On April 1, 2021, we purchased all of the wildfire retardant and foam assets of PC Australasia Pty Ltd for $2,657. The PC Australasia acquisition provides the Company direct access to existing markets within the fire safety service industry. Please read Note 3—Business Acquisitions to our condensed consolidated financial statements included in this Form 10-Q for more information.

Magnum Acquisition

On July 1, 2021, we purchased all of the assets of Magnum Fire & Safety Systems for $1,200. The Magnum acquisition expands the Company’s access to new markets and is expected to result in additional revenue in firefighting foam equipment and systems within the fire safety service industry. Please read Note 3—Business Acquisitions to our condensed consolidated financial statements included in this Form 10-Q for more information.

ACTIVE 61487311v1

Business Combination – Perimeter Solutions

On June 15, 2021, the Company’s Sponsor entered into a definitive Business Combination Agreement with Everarc Holdings Limited to acquire Perimeter Solutions in a transaction valued at approximately $2 billion. The transaction, which we refer to as the Business Combination, closed on November 8, 2021. Please read Note 3—Business Acquisitions to our condensed consolidated financial statements included in this Form 10-Q for more information.

Components of Operating Results

Net Sales

We derive the majority of our revenue from the sale of fire safety products, as well as the sale of integrated fire safety services related to the storage, transportation, maintenance and use of our products. Integrated fire safety services include both supply and service of fire retardant to designated air tank bases. Additionally, we derive a smaller portion of revenue from the sale of oil additive products, both domestically and internationally. Product revenues are recognized at the point in time when product control is transferred to the customer. Control of a product is deemed to be transferred to the customer upon shipment or delivery depending on the shipping terms of each individual contract. Service revenue is recognized ratably over time as the customer simultaneously receives and consumes the services.

We have entered into long-term contracts with the USDA Forest Service for supply and service of fire retardant to the designated air tanker bases of certain United States Government agencies. The revenue derived from these contracts is comprised of three performance obligations, namely product sales, providing operations and maintenance services and leasing of specified equipment. The performance obligation for product sales is satisfied at the point in time in which control of the product is transferred to the customer. The performance obligation for services is satisfied over time and the revenue is recognized straight-line over the service period based on the on-call nature of the contracted services. The performance obligation related to equipment leasing has historically been immaterial to the Company.

Cost of Goods Sold

Cost of goods sold includes the costs we incur at our production facilities to make products saleable on both products invoiced during the period as well as products in progress towards the completion of each performance obligation. Cost of goods sold includes items such as raw materials, direct and indirect labor and facilities costs, including purchasing costs, inspection costs, lease rentals, freight expense, maintenance services contract costs and an allocated portion of overhead costs. Cost of goods sold also includes labor costs incurred to distribute fire retardant to full-service air bases. In addition, depreciation associated with assets used in the production of our products is also included in cost of goods sold. Direct and indirect labor costs consist of salaries, benefits, payroll taxes and other personnel related costs for employees engaged in the manufacturing of our products. We expect cost of revenue to increase in absolute dollars in future periods as we expect our revenues to continue to grow.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries, benefits, and incentives, associated primarily with our sales, marketing, finance, legal, human resources, facilities, and administrative personnel, external legal fees, accounting, professional services fees and costs associated with sales and marketing programs. Selling, general and administrative expenses also include depreciation of property, plant and equipment, sales commission, freight to customer, insurance and facilities, lease rentals, dedicated for use by our selling, general and administrative functions, and other corporate expenses. We expect to increase the size of our selling, general and administrative function to support the growth of our business. As a result of the Business Combination, we expect to incur additional selling, general and administrative expenses operating as a public company. As a result, we expect the dollar amount of our selling, general and administrative expenses to increase for the foreseeable future. However, we expect that our selling, general and administrative expenses will decrease as a percentage of our net sales over time.

ACTIVE 61487311v1

Amortization Expense

Amortization expenses consist primarily of amortization of acquisition-related intangible assets, which are customer relationships, existing technology, tradenames and patents.

Other Operating Expense

Other operating expenses consist primarily of management fees associated with oversight, operational and strategic support and assistance with business development as well as acquisition costs.

Interest Expense

Interest expense includes interest paid and accrued on our outstanding term loans and revolving line of credit along with the amortization of deferred financing fees and costs.

Unrealized Foreign Currency (Gain) Loss

Unrealized foreign currency (gain) loss includes our net unrealized gain (loss) resulting from transactions conducted in foreign currencies.

Loss on Contingent Earnout

Loss on contingent earnout consists of changes in fair value of contingent consideration.

Other (Income) Expense—Net

Other income (expense), net includes our net realized gain (loss) resulting from transactions conducted in foreign currencies, bank fees, and other miscellaneous.

Income Tax (Expense) Benefit

Income tax (expense) benefit consist primarily of foreign as well as U.S. federal and state income taxes related to the tax jurisdictions in which we conduct business.

Results of Operations – Consolidated

The following tables sets forth our consolidated statements of operations information for each of the periods indicated (in thousands):

ACTIVE 61487311v1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$195,414	$174,259	$316,460	$283,758
Cost of goods sold	86,081	76,264	159,895	145,704
Gross profit	109,333	97,995	156,565	138,054
Operating expenses:
Selling, general and administrative	15,333	8,845	42,544	26,579
Amortization expense	13,276	12,836	39,818	38,264
Other operating expense	313	360	1,066	1,051
Total operating expenses	28,922	22,041	83,428	65,894
Operating income	80,411	75,954	73,137	72,160
Interest expense—net	8,065	9,244	23,951	33,494
Loss on contingent earnout	—	—	2,763	—
Unrealized foreign currency (gain) loss	1,634	(2,615)	3,892	(2,768)
Other (income) expense—net	66	(271)	(252)	(351)
Total other expenses	9,765	6,358	30,354	30,375
Income before income taxes	70,646	69,596	42,783	41,785
Income tax expense	(18,637)	(16,966)	(13,151)	(11,242)
Net income	$52,009	$52,630	$29,632	$30,543

Net Sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
In thousands	2021	2020	$	%	2021	2020	$	%
Net sales	$195,414	$174,259	$21,155	12%	$316,460	$283,758	$32,702	12%

Total net sales increased by $21,155, or 12%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in consolidated net sales was the result of a $21,363, or 14%, increase in net sales generated by our fire safety segment, primarily as a result of increased fire activity in Canada. The increase was partially offset by a $208, or 1%, decrease in net sales generated by our oil additives segment, primarily due to lower sales volumes achieved during the period.

Total net sales increased by $32,702, or 12%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in consolidated net sales was the result of a $23,340, or 11%, increase in net sales generated by our fire safety segment, primarily due to higher retardant sales volumes in the United States and Canada, as well as a higher average sales price per gallon sold to airbases during the nine months ended September 30, 2021. The increase was partially offset by lower retardant export sales to Australia. Net sales in our oil additives segment also increased $9,362, or 13%. Due to easing COVID-19 restrictions, miles driven increased during the nine months ended September 30, 2021, resulting in a 12% increase in sales volumes compared to prior year.

Cost of Goods Sold and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
In thousands	2021	2020	$	%	2021	2020	$	%
Cost of goods sold	$86,081	$76,264	$9,817	13%	$159,895	$145,704	$14,191	10%
Gross profit	109,333	97,995	11,338	12%	156,565	138,054	18,511	13%
Gross margin	56%	56%			49%	49%

Total cost of goods sold increased by $9,817, or 13%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in consolidated cost of goods sold was primarily due to

ACTIVE 61487311v1

higher net sales and an increase in material and logistics costs of which $7,204 related to fire safety segment and $2,613 related to the oil additives segment.

Total cost of goods sold increased by $14,191, or 10%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in consolidated cost of goods sold was primarily the result of a $8,101, or 16%, increase in cost of goods sold in our oil additives segment, primarily due to higher costs associated with the growth in net sales during the period. Cost of goods sold in our fire safety segment increased by $6,090, or 6%, compared to prior year. Our fire safety segment benefited from a product sales mix that resulted in a more favorable cost structure during the nine months ended September 30, 2021 and, therefore, cost of sales increased at a lower rate than the 12% increase in net sales during the same period last year which was offset by higher costs in the oil additives segment.

Gross margin achieved during the three and nine months ended September 30, 2021 is consistent with the same period in 2020. Gross margin was 56% for both the three months ended September 30, 2021 and 2020, respectively, and 49% for the nine months ended September 30, 2021 and 2020. The Company is able to achieve higher product margins within our fire safety segment as compared to our oil additives segment. Accordingly, we achieved higher margins during the third quarter of 2021 and 2020, compared to the nine months ended September 30, 2021 and 2020, as sales of fire safety products are higher in the summer season due to favorable weather, which is generally correlated with a higher prevalence of wildfires.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
In thousands	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative	$15,333	$8,845	$6,488	73%	$42,544	$26,579	$15,965	60%
Amortization expense	13,276	12,836	440	3%	39,818	38,264	1,554	4%
Other operating expense	313	360	(47)	(13)%	1,066	1,051	15	1%

Selling, general and administrative increased by $6,488 and $15,965 for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase was primarily attributable to a $3,200 and $12,108 increase in professional services fees, respectively, related to the Business Combination between the Company and EverArc. The remaining increase is primarily due to higher customer related freight and transportation costs as a result of higher sales during the period.

Amortization expense increased by $440 and $1,554 for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase was primarily due to the acquisition of LaderaTech, Inc. in May 2020, in which we acquired an in-process research and development intangible asset.

Other operating expense decreased by $47 for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease was primarily driven by lower management consulting fees due to the Sponsor. Other operating expense increased $15 for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase in acquisition costs. The Company completed one acquisition during the nine months ended September 30, 2020 and three acquisitions during the nine months ended September 30, 2021.

ACTIVE 61487311v1

Other Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
In thousands	2021	2020	$	%	2021	2020	$	%
Interest expense, net	$8,065	$9,244	$(1,179)	(13)%	$23,951	$33,494	(9,543)	28%
Loss on contingent earnout	—	—	—	*	2,763	—	2,763	*
Unrealized foreign currency (gain) loss	1,634	(2,615)	4,249	162%	3,892	(2,768)	6,660	241%
Other (income) expense—net	66	(271)	337	124%	(252)	(351)	99	28%

* Not a meaningful percentage

Interest expense, net decreased by $1,179 and $9,543 for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The decrease was primarily driven by lower LIBOR rates during the three and nine months ended September 30, 2021 as well as lower average daily outstanding balances on the Revolving Credit Facility during the same period.

Unrealized foreign currency loss was $1,634 and $3,892 for the three and nine months ended September 30, 2021, respectively, compared to an unrealized foreign currency gain of $2,615 and $2,768 for the three and nine months ended September 30, 2020, respectively. The change was primarily attributable to unfavorable foreign currency exchange rate fluctuations during 2021 as compared to the same period in 2020.

Loss on contingent earnout related to the LaderaTech acquisition was zero for the three months ended September 30, 2021 and 2020, respectively, and $2,763 and zero for the nine months ended September 30, 2021 and 2020, respectively. There were no material adjustments to the Company’s estimated fair value of contingent consideration, other than during the second quarter of 2021, as post-acquisition activity has remained in line with the Company’s projections for developing the technology and progressing the product’s registration on the QPL.

Other expense, net was $66 for the three months ended September 30, 2021, as compared to recognizing income of $271 during the same period in 2020. The change is primarily attributable to unfavorable realized foreign currency exchange rate fluctuations. We also recognized other income, net of $252 and $351 for the nine months ended September 30, 2021 and 2020, respectively. The decrease was primarily attributable to unfavorable realized foreign currency exchange rate fluctuations and higher bank charges, partially offset by higher customer discounts.

Income Tax (Expense) Benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
In thousands	2021	2020	$	%	2021	2020	$	%
Income tax expense	$18,637	$16,966	$1,671	10%	$13,151	$11,242	$1,909	17%

Income tax expense increased by $1,671 and $1,909 for the three and nine months ended September 30, 2021, respectively, as compared to the same period in 2020. Our effective tax rate was approximately 26.4% and 30.7% for the three and nine months ended September 30, 2021, compared to 24.4% and 26.9% for the three and nine months ended September 30, 2020, respectively. The increase in the effective tax rate compared to the same period in 2020 is related to differences in the tax rates of foreign jurisdictions and the relative amounts of income we earn in those jurisdictions as well as changes in permanent book to tax differences.

Results of Operations - Segment Results

The following tables provides supplemental information of our profitability by operating segment (in thousands):

ACTIVE 61487311v1

Fire Safety

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA	$97,854	$86,640	$116,680	$102,805

Adjusted EBITDA from our Fire Safety operating segment increased $11,214 and $13,875 for the three and nine months ended September 30, 2021, respectively, compared to same periods in 2020. The increase in Adjusted EBITDA is primarily due to higher retardant sales in response to increased fire activity in North America and a more favorable cost structure, partially offset by lower retardant export sales to Australia.

Oil Additives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA	$2,496	$5,591	$17,919	$17,236

Adjusted EBITDA from our Oil Additives operating segment decreased $3,095 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to higher material costs and higher transportation costs during the period. Adjusted EBITDA increased by $683 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increased sales volumes compared to prior year partially offset by higher material costs and higher transportation costs.

Non-GAAP Financial Measures

We prepare and present our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). However, management uses certain financial measures to evaluate our operating performance that are considered non-GAAP financial measures. Management believes the use of such non-GAAP measures and particularly Adjusted EBITDA, on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP and our calculations thereof may not be comparable to similarly titled measures reported by other companies.

Adjusted EBITDA

The computation of adjusted EBITDA is defined as net income (loss) plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items in a balanced manner and on a segment basis. These items may include operational restructuring charges, unrealized loss (gain) on foreign currency translation, loss on contingent earnout, deferred future payments, and other non-recurring or non-operational items. Management fees also are excluded from the Company’s calculation of adjusted EBITDA as these fees relate to the services provided by SK Capital Partners IV-A, L.P. and SK Capital Partners IV-B, L.P (collectively, the “Sponsor”) when acting in a management capacity on strategic and other non-operational matters and do not represent expenses incurred in the normal course of our operations. Adjusted EBITDA margin is defined as adjusted EBITDA divided by sales. To supplement the Company's condensed consolidated financial statements presented in accordance with U.S. GAAP, Perimeter provides a summary to show the computation of adjusted EBITDA, and reconciliation to net income, taking into account certain charges and gains that were recognized during the periods presented.

Management believes the use of Adjusted EBITDA measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believes that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are highly variable from year to year,

ACTIVE 61487311v1

Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in sales, margin and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measures of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business. Adjusted EBITDA provides disclosure on the same basis as that used by our management to evaluate financial performance on a consolidated and reportable segment basis and provide consistency in our financial reporting, facilitates internal and external comparisons of our historical operating performance and business units and provides continuity to investors for comparability purposes.

Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), cash flows provided by operating, investing, and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA margin presented by other companies may not be comparable to our presentation as other companies may define these terms differently.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$52,009	$52,630	$29,632	$30,543
Income tax expense	18,637	16,966	13,151	11,242
Depreciation and amortization	15,212	14,592	45,593	43,371
Interest and financing expense	8,065	9,244	23,951	33,494
Restructuring charges(a)	3,855	445	12,805	690
Loss on contingent earnout(b)	—	—	2,763	—
Management fees(c)	313	344	937	969
Deferred future payments(d)	625	625	1,875	2,500
Unrealized foreign currency (gain) loss	1,634	(2,615)	3,892	(2,768)
Adjusted EBITDA	$100,350	$92,231	$134,599	$120,041
Net Sales	$195,414	$174,259	$316,460	$283,758
Adjusted EBITDA margin	51%	53%	43%	42%
(a)
Adjustment to reflect non-recurring expenses incurred related to business combination with Perimeter Solutions.
(b)
Adjustment to reflect changes in contingent consideration to prior owners of LaderaTech, an acquired business in 2020.
(c)
Adjustment to reflect fees pertaining to services provided by SK Capital Partners IV-A, L.P. and SK Capital Partners IV-B, L.P (collectively, the “Sponsor”) when acting in a management capacity on strategic and other non-operational matters which do not represent expenses incurred in the normal course of our operations.
(d)
Adjustment to reflect deferred compensation payments resulting from the Ironman acquisition in 2019.

Liquidity and Capital Resources

Our liquidity and capital requirements are primarily a function of our debt service requirements, contractual obligations, capital expenditures and working capital needs. Our primary sources of liquidity are cash flows from operations, cash on hand, amounts under our credit agreements, and access to capital markets.

As of September 30, 2021, we had cash on hand of $39,581. We also received $245,848 in cash upon closing of the Business Combination. We believe our cash flows from operations will be sufficient to meet our current capital expenditures, working capital, and debt service requirements through at least the next 12 months. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. If our available cash and cash equivalents balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional debt or equity

ACTIVE 61487311v1

capital. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements.

Cash Flows

The following table summarizes our cash activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash provided (used in) by:
Operating activities	$32,417	$31,700
Investing activities	(12,613)	(7,665)
Financing activities	(4,211)	(25,808)
Effect of foreign currency on cash and cash equivalents	1,510	(3,381)
Net change in cash and cash equivalents	$17,103	$(5,154)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2021 was $32,417. Operating cash flows for the nine months ended September 30, 2021 were negatively impacted by an increase in working capital, which was offset by higher net income and non-cash depreciation and amortization expense. The increase in working capital was primarily due to higher accounts receivable at September 30, 2021 compared to December 31, 2020 as a result of $139,595 higher net sales recognized during the three months ended September 30, 2021 compared to the three months ended December 31, 2020. Cash provided by operating activities for the nine months ended September 30, 2020 was $31,700. Operating cash flows for the nine months ended September 30, 2020 were also negatively impacted by an increase in working capital which was offset by higher net income and non-cash depreciation and amortization expense.

Investing Activities

Cash used in investing activities was $12,613 and $7,665 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we paid $3,607, $2,657, and $1,200 in cash at closing related to the acquisitions of Budenheim Iberica, S.L.U., PC Australasia Pty Ltd., and Magnum Fire & Safety Systems, respectively. We also purchased property and equipment of $5,149. During the nine months ended September 30, 2020, we paid $2,016 in cash at closing related to the acquisition of LaderaTech, Inc. and acquired $46 in cash as part of the transaction. We also purchased property and equipment of $5,695.

Financing Activities

Cash used in financing activities was $4,211 for the nine months ended September 30, 2021, which was primarily attributable to repayments of long-term debt of $4,211 and repayments on the revolving credit facility of $19,500, partially offset by proceeds from the revolving credit facility of $19,500. Cash used in financing activities was $25,808 for the nine months ended September 30, 2020, which was primarily attributable to repayments long-term debt of $4,208 and repayments on the revolving credit facility of $93,700, partially offset by proceeds from the revolving credit facility of $72,100.

ACTIVE 61487311v1

Debt Activity

On March 28, 2018, Invictus U.S., LLC and SK Invictus Intermediate II, S.à r.l., two wholly owned subsidiaries of the Company, entered into credit agreements providing for committed credit facilities of $815,000, a substantial portion of which was used to fund the Invictus acquisition. The First Lien Credit Facility consists of a $545,000 U.S. dollar term loan, a multicurrency revolving credit facility (the Revolver), and a $16,000 extension on the original term loan. Principal and interest payments are due on a monthly basis. The First Lien matures on March 28, 2025. On November 23, 2018, the Company executed the First Amendment to the First Lien for an incremental term loan in the amount of $16,000. The liability was recorded when cash was received on February 13, 2019. The Second Lien Credit Facility consists of a $155,000, U.S. dollar term loan with a maturity of March 28, 2026. There are no required principal payments on the Second Lien until maturity with interest payments due quarterly. As of September 30, 2021, the outstanding principal on the First Lien and Second Lien is $541,482 and 155,000, respectively. The Revolver provides for maximum borrowings of $100,000. The Revolver had no outstanding balance at September 30, 2021.

Please read Note 11—Revolving Line of Credit and Long-Term Debt and Note 16—Subsequent Events to our condensed consolidated financial statements.

Contractual Obligations

Our contractual obligations as of September 30, 2021 include First Lien Credit Facility amounting to $541,482 due between the remainder of 2021 and 2025, Second Lien Term Loans amounting to $155,000 due in 2026 and lease obligations of $13,831, reflecting the minimum commitments for Company leases facilities and other machinery and equipment under long-term noncancelable operating leases. Additionally, the Company has a supply agreement to purchase elemental phosphorus (P4) from a supplier through 2023. As of September 30, 2021, the Company expects total future purchase orders under this supply agreement to approximate $73,000.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in the previously filed Form S-4/A, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Business Combinations

We allocate the fair value of purchase consideration in a business combination to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows from acquired customers and acquired technology from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates.

During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. No adjustments to the allocation of

ACTIVE 61487311v1

purchase consideration have been made during the measurement period as it relates to the acquisitions made by the Company during the three or nine months ended September 30, 2021.

Definite-lived Intangible Assets

Definite-lived intangible assets largely consist of certain customer relationships. The aggregate value of intangible assets related to customer relationships is determined using the multi-period excess earnings method (“MPEEM”), a specific application of the discounted cash flow method. Under this approach, the applicable cost structure was deducted from the existing customer revenue estimates to arrive at operating income. Certain adjustments were made to operating income to derive after-tax cash flows. These adjustments included applicable income tax expense and an appropriate charge for the use of contributory assets. After-tax cash flows were estimated over an explicit projection period and discounted to present value at an appropriate discount rate. The significant assumptions in the valuation of the customer relationships using the MPEEM are revenue base, attrition rate, operating expense adjustments, contributory asset charges, and discount rate. Discounted cash flow models are highly reliant on various assumptions, including projected business results and future industry direction, and weighted-average cost of capital. Significant management judgement is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. No adjustments have been made to the gross value of the Company’s definite-lived intangible assets during the three or nine months ended September 30, 2021.

Contingent Consideration

The consideration for our acquisitions may include future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through a Monte Carlo simulation that incorporates assumptions related to the achievement of the milestones, discount rates and volatility. Each period we revalue the contingent consideration obligations associated with the acquisition to fair value and record changes in the fair value within the Consolidated Statements of Operations and Comprehensive Income. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed revenue risk premium and volatility, as well as assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period. There were no material adjustments to the Company’s estimated fair value of contingent consideration during the year ended December 31, 2020. During the nine months ended September 30, 2021, the fair value of contingent consideration increased $2,763, or 14%, primarily due to the passage of time and therefore shorter discount period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates and interest rates.

The Company is also subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The political and economic risks are mitigated by the stability of the countries in which the Company’s largest operations are located.

Foreign Currency Exchange Risk

Currency exchange rate fluctuations impact the Company’s results of operations and cash flows. Foreign currency translation gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations are not hedged and are recorded in other expense, net in the consolidated states of operations and comprehensive income. The

ACTIVE 61487311v1

Company does not trade in financial instruments for speculative purposes. As such, a 10% or greater move in exchange rates versus the U.S. dollar could have a material impact on our financial results and position.

Interest Rate Risk

As of September 30, 2021, the Company had $696,482 of debt outstanding that is subject to a floating interest rate. The debt carries an interest rate based on floating rate indexed to either LIBOR plus an applicable margin, federal funds rate plus an applicable margin, or the prime rate plus an applicable margin. As of and for the nine months ended September 30, 2021, the First Lien Credit Facility had an outstanding balance of $541,482 with an average effective interest rate of 3.15%, the Second Lien Credit Facility had an outstanding balance of $155,000 with an average effective interest rate of 6.96%, and the Revolving Credit Facility had an outstanding balance of $0.

The above does not consider the effect of interest rate changes on overall activity nor management action to mitigate such changes. At September 30, 2021, the Company did not have any interest rate swaps to mitigate the risk identified above. As such, an increase of 1% in the variable rate on our indebtedness would result in an increase to our interest expense of approximately $7,000 per year.

Credit Risk

We are subject to the risk of loss resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the audit of our financial statements for the years ended December 31, 2019 and 2020, we identified two material weaknesses in our internal control over financial reporting related to a lack of appropriately designed and implemented controls (i) to maintain segregation of duties between the creation, posting and approval of journal entries and (ii) to ensure the assumptions made in connection with estimates used to value intangible assets acquired in business combinations are sufficiently reviewed. The material weaknesses did not result in a misstatement to our financial statements.

We have taken and are taking steps to remediate these material weaknesses through the implementation of appropriate segregation of duties and related systems, and a system of review of assumptions made in connection with estimates used to value intangible assets. However, we are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above.

We may in the future discover additional material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACTIVE 61487311v1

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 12 to the SK Invictus Intermediate, S.à r.l.’s Unaudited Interim Condensed Consolidated Financial Statements and is incorporated by reference herein.

Item 1A. RISK FACTORS

As used in the risks described in this subsection, references to “we,” “us” and “our” are intended to refer to Perimeter unless the context clearly indicates otherwise. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the businesses of EverArc and Perimeter.

Risks Related to Our Business and Industry

A small number of customers represent a significant portion of our revenue, and a loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

A small number of customers represent a significant portion of our revenue. A certain number of contracts with these customers are on an on-demand, as-needed basis, and there are no guaranteed minimums included in such contracts. In other cases, manufacturing disruptions at customer sites can significantly decrease customer demand. Because of the concentrated nature of our customer base and contract terms applicable to such customers, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. In addition, any cancellation of orders or any acceleration or delay in anticipated product purchases by our larger customers could materially affect our revenue and results of operations in any quarterly period. We may be unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our business, financial condition and results of operations.

In addition, certain customers, including some of our larger customers, have negotiated, or may in the future negotiate, volume-based discounts or other more favorable terms from us, which can and have had a negative effect on our gross margins or revenue.

We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns.

We are substantially dependent on sales to the USDA Forest Service and the state of California, which account for approximately 58% of our revenue related to our fire safety segment.

Sales to the USDA Forest Service and the state of California represent a substantial portion of our revenues and this concentration of our sales makes us substantially dependent on those customers. In fiscal year 2020, sales to the USDA Forest Service and the state of California accounted for approximately 58% of our revenue related to our fire-safety segment. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. If the USDA Forest Services and/or the state of California reduce their spend on our fire-retardant products, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, financial condition and results of operations would be materially harmed.

ACTIVE 61487311v1

As a supplier and service provider to the U.S. government, we are subject to certain heightened risks, such as those associated with the government’s rights to audit and conduct investigations and with its rights to terminate contracts for convenience or default.

As a supplier and service provider to the U.S. government, we are subject to certain heightened risks, such as those associated with the government’s rights to audit and conduct investigations and with its rights to terminate contracts for convenience or default. We may in the future be the subject of U.S. government investigations relating to our U.S. government contracts. Such investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. government contracting or of export privileges. For instance, if a business unit were charged with wrongdoing in connection with a U.S. government investigation (including fraud, or violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts or subcontracts. If convicted or found liable, the U.S. government could fine and debar us from receiving new awards for a period generally not to exceed three years and could void any contracts found to be tainted by fraud. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be unsubstantiated.

Some of our sales are to foreign buyers, which exposes us to additional risks such as foreign political, foreign exchange, economic and regulatory risks.

We derived approximately 22% of our revenues from customers located in foreign countries in fiscal 2020. The amount of foreign sales we make may increase in the future. The additional risks of foreign sales include:

• potential adverse fluctuations in foreign currency exchange rates;

• higher credit risks

• restrictive trade policies of the U.S. or foreign governments;

• currency hyperinflation and weak banking institutions;

• changing economic conditions in local markets;

• compliance risk related to local rules and regulations;

• political and economic instability in foreign markets;

• changes in leadership of foreign governments; and

• export restrictions due to local states of emergency for disease or illness.

Some or all of these risks may negatively impact our business, financial condition and results of operations.

Our profitability could be negatively impacted by price and inventory risk related to our business, including commodity price exposure.

Our realized margins depend on the differential of sales prices over our total supply costs. Our profitability is therefore sensitive to changes in product prices caused by changes in supply, transportation and storage capacity or other market conditions.

Generally, we attempt to maintain an inventory position that is substantially balanced between our purchases and sales, including our future delivery obligations. We attempt to obtain a certain margin for our purchases by selling our product to our customers. However, market, weather or other conditions beyond our control may disrupt our expected supply of product, and we may be required to obtain supply at increased prices that

ACTIVE 61487311v1

cannot be passed through to our customers. For example, some of our supply contracts follow market prices, which may fluctuate through the year, while our product prices may be fixed on a quarterly or annual basis, and therefore, fluctuations in our supply may not be passed through to our customers and can produce an adverse effect on our margins.

Changes in the regulation of the petrochemical industry, a downturn in the oil additives and/or fire-retardant end markets or our failure to accurately predict the frequency, duration, timing, and severity of changes in demand in such markets and the broader necessity for oil additives and/or firefighting related materials could adversely affect our business, financial condition and results of operations.

Our end markets experience constantly changing demand depending on a number of factors that are out of our control. In our oil additives business, we supply phosphorus pentasulfide which is primarily used in the lubricant additives market to produce a critical compound in engine oils. As more electric vehicles emerge on the automobile market, use of the internal combustion engine may decline, thereby lessening demand for our oil additive products. In our fire-retardant business, demand is dependent on the occurrence of fires, which are seasonal and dependent on environmental and other factors. Changes in the occurrence, severity and duration of fires may change demand for our fire-retardant products. For example, in 2019 we experienced the lowest U.S. fire season in 16 years. Seasonality in the fire-retardant end market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. See “—The seasonal or cyclical nature of our business and severe weather events may cause demand for our products and services to be adversely affected while certain of our fixed costs remain the same, and prior performance is not necessarily indicative of our future results.” Our inability to offset the volatility of these end markets through diversification into other markets, could materially and adversely affect our business, financial condition and results of operations.

There can be no assurance that we will maintain our relationship with, or serve, our customers at current levels.

There can be no assurance that we will maintain our relationship with, or serve, our customers at current levels. In addition, there is no assurance that any new agreement we enter into to supply or share services or facilities will have terms as favorable as those contained in current arrangements. Less favorable contract terms and conditions under any customer contract or contract for supply, purchase or shared services or facilities, could have a material adverse effect on our business, financial condition and results of operations.

Risks from the improper conduct of, or use of our products by, employees, agents, government contractors, or collaborators could adversely affect our reputation as well as our business, financial condition and results of operations.

Unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or as required by governmental authorities), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. See “—Some of the products we produce may cause adverse health consequences, which exposes us to product liability and other claims, and we may, from time to time, be the subject of indemnity claims. Indemnity and insurance coverage could be inadequate or unavailable to cover such product liability and other claims.”

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our reputation as well as our business, financial condition and results of operations.

ACTIVE 61487311v1

There can be no assurance that we will be able to continue purchasing products from our suppliers on a long-term basis.

There can be no assurance that we will be able to continue purchasing products from our suppliers on a long-term basis. Although some of these contracts are renewable or renew automatically unless notice of termination is given, there can be no assurance that they will be renewed or that notice of termination will not be given. There are also no assurances that if such contracts are not renewed, that we will be able to find suppliers who can provide products at a similar price and of a similar quality. Finding a new supplier may take a significant amount of time and resources, and once we have identified such new supplier, we would have to ensure that they meet our standards for quality control and have the necessary technical capabilities, responsiveness, high-quality service and financial stability. Further, any changes in our supply could result in changes in the quality of our products and may also require approval by the USDA Forest Service. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease. Any of these factors could impact our ability to supply our products to customers and consumers and may adversely affect our business, financial condition and results of operations.

Production interruptions or shutdowns could increase our operating or capital expenditures or negatively impact the supply of products resulting in reduced sales.

Manufacturing of our oil additives and fire-retardant products is concentrated at certain facilities. In the event of a significant manufacturing difficulty, disruption or delay, we may not be able to develop alternate or secondary manufacturing locations without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our facilities are impacted by a natural disaster or other interruption at a particular location. Transferring manufacturing to another location may result in significant delays in the availability of our products. As a result, protracted regional crises, issues with manufacturing facilities, or the COVID-19 pandemic, could lead to eventual shortages of necessary components. It could be difficult or impossible, costly and time consuming to obtain alternative sources for these components, or to change products to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

The operation of manufacturing plants involves many risks, including suspension of operations and increased costs or requirements stemming from new government statutes, regulations, guidelines and policies, including evolving environmental regulations.

The operation of manufacturing plants involves many risks, including suspension of operations and increased costs or requirements stemming from new government statutes, regulations, guidelines and policies, including evolving environmental regulations. We need environmental and operational registrations, licenses, permits, inspections and other approvals to operate. The loss or delay in receiving a significant permit or license or the inability to renew it and any loss or interruption of the operations of our facilities may harm our business, financial condition and results of operations.

We rely on third-party logistics suppliers for the distribution, storage and transportation of raw materials, operating supplies and products.

We rely on third-party logistics suppliers for the distribution, storage and transportation of raw materials, operating supplies and products. Delays or disruptions in the supply chain may adversely impact our ability to manufacture and distribute products thus impacting business financials. Any failure to properly store our products may similarly impact our manufacturing and distribution capabilities, impacting business financials. Although no single third-party logistics supplier and no one country is critical to our production needs, if we were to lose a supplier it could result in interruption of product shipments, cancellation of orders by customers and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on our revenues and, consequently, our business, financial condition and results of operations.

In addition, actions by a third-party logistics supplier that fail to comply with contract terms or applicable laws and regulations could result in such third-party logistics supplier exposing us to claims for damages, financial

ACTIVE 61487311v1

penalties and reputational harm, any of which could have a material adverse effect in our business, financial condition and results of operations.

Raw materials necessary for the production of our products and with limited sources of supply are susceptible to supply cost increases which we may not be able to pass onto customers, disruptions to the supply chain, and supply changes, any of which could disrupt our supply chain and could lead to us not meeting our contractual requirements.

All of the raw materials that go into the manufacture of our fire-retardant and oil additive products are sourced from third-party suppliers. Some of the key raw materials used to manufacture our products come from limited or sole sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these raw materials and the risk that our suppliers discontinue or modify raw materials used in our products. We have a global supply chain and the COVID-19 pandemic has and may continue to adversely affect our ability to source raw materials in a timely or cost-effective manner from our suppliers. For example, reduction in shipping resources have resulted in longer lead times for key raw materials to be transported to our facilities. In addition, the lead times associated with certain raw materials are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience raw materials shortages and price fluctuations of certain key raw materials and materials, and the predictability of the availability and pricing of these raw materials may be limited. Raw materials shortages or pricing fluctuations could be material in the future. In the event of a raw materials shortage, supply interruption or material pricing change from suppliers of these raw materials, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these raw materials is time-consuming, difficult, and costly as they require extensive qualifications and testing, and we may not be able to source these raw materials on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these raw materials, or the inability to obtain these raw materials from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and could cause delays in shipment of our products and adversely affect our business, financial condition and results of operations. In addition, increased raw materials costs could result in lower gross margins. Even where we are able to pass increased raw materials costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these raw materials in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

If the cost of our raw materials fluctuates significantly, this may adversely impact our profit margin and financial position.

Our business uses phosphorus as a key raw material. The price of this raw material may fluctuate in the future. If the price for this raw material increases, our profit margin could decrease for certain business lines.

The industries in which we operate and which we intend to operate in the future are subject to change. If we fail to continuously innovate and to provide products that gain market acceptance, we may be unable to attract new customers or retain existing customers, and hence our business, financial condition and results of operations may be adversely affected.

The industries in which we operate and intend to operate in the future are subject to change, including shifts in customer demands and regulatory requirements and emergence of new industry standards and practices. Thus, our success will depend, in part, on our ability to respond to these changes in a cost-effective and timely manner. We need to anticipate the emergence of new technologies and assess their market acceptance. We also need to invest significant resources in research and development in order to keep our products competitive in the market.

However, research and development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our research and development results, which could result in excessive research and development expenses or delays. If we are unable to keep up with the technological developments and anticipate market trends, or if new technologies render our products obsolete, customers may no longer be attracted to our

ACTIVE 61487311v1

products. As a result, our business, financial condition and results of operations would be materially and adversely affected.

The seasonal or cyclical nature of our business and severe weather events may cause demand for our products and services to be adversely affected while certain of our fixed costs remain the same, and prior performance is not necessarily indicative of our future results.

Our operating revenues of our fire-retardant business tend to be somewhat higher in summer months primarily due to the hotter/drier weather, which is generally correlated with a higher prevalence of wildfires. This is in part offset by the disbursement of our operations in both the northern and southern hemispheres, so that the summer seasons alternate.

The demand for our fire-retardant products can be significantly impacted by the climate. While weather-related and other event-driven increases in demand can boost revenues through additional demand for our products for a limited time, we may incur increased costs in our efforts to produce enough products and to transport our products to our customers in a timely matter.

For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Our stock price may be negatively or positively impacted by interim variations in our results.

Our industry and the markets in which we operate have few large competitors and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial condition and results of operations.

Increased interest and potential competition in our markets from existing and potential competitors may reduce our market share and could negatively impact our business, financial condition and results of operations. Historically we have had relatively few large competitors. Existing and potential competitors may have more resources and better access to capital markets to facilitate continued expansion. If there are new entrants into our markets, the resulting increase in competition may adversely impact our results of operations.

If new products are introduced into the market that are lower in cost, have enhanced performance characteristics or are considered preferable for environmental or other reasons, demand for some of our products could be reduced or eliminated.

New fire retardants based on different chemistry or raw materials may be introduced by competitors in the future. These products may be lower in cost, or have enhanced performance characteristics compared to our existing products, and our customers may find them preferable. Replacement of one or more of our products in significant volumes could have a material adverse effect on our business, financial condition and results of operations.

Our businesses depend upon many proprietary technologies, including patents, licenses, trademarks and trade secrets. Our competitive position could be adversely affected if we fail to protect our patents, trade secrets or other intellectual property rights, if our patents expire or if we become subject to claims that we are infringing upon the rights of others.

Our intellectual property is of particular importance for a number of the specialty products that we manufacture and sell. The trademarks and patents that we own may be challenged, and because of such challenges, we could eventually lose our exclusive rights to use and enforce such patented technologies and trademarks, which could adversely affect our competitive position, business, financial condition and results of operations. We are licensed to use certain patents and technology owned by other companies to manufacture products complementary to our own products. We pay royalties for these licenses in amounts not considered material, in the aggregate, to our consolidated results.

ACTIVE 61487311v1

We also rely on unpatented proprietary know-how and continuing technological innovation and other trade secrets in all regions to develop and maintain our competitive position. Although it is our policy to enter into confidentiality agreements with our employees and third parties to restrict the use and disclosure of trade secrets and proprietary know-how, those confidentiality agreements may be breached. Additionally, adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how, and others could obtain knowledge of such trade secrets through independent development or other access by legal means. The failure of our patents, trademarks or confidentiality agreements to protect our processes, technology, trade secrets or proprietary know-how and the brands under which we market and sell our products could have a material adverse effect on our business, financial condition and results of operations.

Our patents may not provide full protection against competing manufacturers in the United States, or in countries outside of the United States, including members of the European Union and certain other countries, and patent terms may also be inadequate to protect our products for an adequate amount of time. Weaker protection may adversely impact our sales, business, financial condition and results of operations.

In some of the countries in which we operate, the laws protecting patent holders are significantly weaker than in the United States, countries in the European Union and certain other countries. Weaker protection may assist competing manufacturers in becoming more competitive in markets in which they might not have otherwise been able to introduce competing products for a number of years. As a result, we tend to rely more heavily upon trade secret and know-how protection in these regions, as applicable, rather than patents and this may adversely impact our sales, business, financial condition and results of operations.

Our commercial success will depend in part on our success in obtaining and maintaining issued patents and other intellectual property rights in the United States and elsewhere. If we do not adequately protect our intellectual property, competitors may be able to use our processes and erode or negate any competitive advantage we may have, which could harm our business.

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products, any additional features we develop or any new products. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. We also cannot provide any assurances that any of our pending patent applications will be approved and a rejection of a patent application could have a materially adverse effect on our ability to protect our intellectual property from competitors.

Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•
cease selling products that contain asserted intellectual property;
•
pay substantial damages for past use of the asserted intellectual property;
•
obtain a license from the holder of the asserted intellectual property, which may not be available on reasonable terms; and
•
redesign or rename, in the case of trademark claims, our products to avoid infringing the rights of third parties

Such requirements could adversely affect our revenue, increase costs, and harm our business, financial condition and results of operations.

ACTIVE 61487311v1

Several of our niche products and services are sold in select markets. There can be no assurance that these markets will not attract additional competitors that could have greater financial, technological, manufacturing and/or marketing resources.

Select markets for some of our niche products and services may attract additional competitors. We cannot assure you that we will have the financial resources to fund capital improvements to more effectively compete with such competitors or that even if financial resources are available to us, that projected operating results will justify such expenditures. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets.

There are other risks that are inherent in our global operations.

A portion of our revenues and earnings are generated by non-U.S. operations. Risks inherent in our global operations include:

•
the potential for changes in socio-economic conditions, laws and regulations, including antitrust, import, export, labor and environmental laws, and monetary and fiscal policies;
•
unsettled or unstable political conditions;
•
government-imposed plant or other operational shutdowns;
•
corruption;
•
natural and man-made disasters,
•
hazards and losses; and
•
violence, civil and labor unrest, and possible terrorist attacks.

There can be no assurance that any or all of these events will not have a material adverse effect on our business, financial condition and results of operations.

We may fail to realize the strategic and financial benefits currently anticipated from the Business Combination.

The future success of the Business Combination, including anticipated benefits, depends, in part, on our ability to optimize our operations as a public company. The optimization of our operations following the Business Combination will be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period. There can be no assurances that we will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the Business Combination.

Some of the factors involved in this are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of potential revenues, potential cost savings, and diversion of management’s time and energy, which could materially affect our business, financial condition and results of operations.

Subsequent to the consummation of the Business Combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring, impairment or other charges that could have a significant negative effect on our business, financial condition and results of operations as well as the price of our ordinary shares, which could cause you to lose some or all of your investment.

Even though we have conducted extensive due diligence on Perimeter, we cannot assure you that this diligence identified all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Perimeter’s and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a

ACTIVE 61487311v1

manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about our securities or us. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by Perimeter or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

Risks Related to Regulatory and Legal Matters

We are the subject of litigation by customers, suppliers and other third parties and may be the subject of such litigation in the future.

We are the subject of litigation by customers, suppliers and other third parties and may be the subject of such litigation in the future. From time to time, such lawsuits are filed against us and the outcome of any litigation, particularly class or collective action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend any such lawsuits may be significant and may negatively affect our operating results if changes to our business operations are required. There may also be negative publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable. A significant judgment against us, the loss and/or expiration of a significant permit, license or other approval, or a significant fine, penalty or contractual dispute could have a material adverse effect on our business, financial condition and results of operations.

Certain of our products are provided to emergency services personnel and are intended to protect lives and property, so we are subject to heightened liability and reputational risks if our products fail to provide such protection as intended.

Our fire-retardant products are provided to emergency services personnel and are intended to protect lives and property, so we are subject to heightened liability risks if our products fail to provide such protection. While our products are effective in retarding fires, there is no guarantee such products will be able to stop all fires due to their unpredictability and variation in size and/or speed in which a fire is burning. In addition, fires need to be fought with the cooperation and assistance of local fire authorities as well as the additional tools and resources that they bring. Therefore, while we recognize the importance of the role our products play in these critical efforts, our products are not the only factor in fighting fires and therefore we cannot guarantee that our products will always be able to protect life and property. Any failure to do so could have an adverse effect on our business.

Some of the products we produce may cause adverse health consequences, which exposes us to product liability and other claims, and we may, from time to time, be the subject of indemnity claims. Indemnity and insurance coverage could be inadequate or unavailable to cover such product liability and other claims.

Some of the products we produce may cause adverse health consequences, which exposes us to product liability and other possible claims including indemnity claims by our distributors pursuant to the terms of our distributor arrangements. A successful class action proceeding or one or a series of claims related to degradation of natural resources, product liability or exposure from usage of a product that exceeds our insurance or indemnity coverage could have a material adverse effect on our business, financial condition and results of operations. Such litigation and indemnity claim resolution is expensive, time consuming and may divert management’s attention away from the operation of the business. The outcome of litigation and disputes can never be predicted with certainty and not resolving such matters favorably could have a material adverse effect on our business, financial condition, results of operations and/or reputation, as they may require us to pay substantial damages or make substantial indemnification payments, among other consequences.

We manufacture, among other things, products used to extinguish fires. The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our

ACTIVE 61487311v1

products for their intended purposes, failure to use our products properly or the malfunction of our products could result in serious bodily injury or death of the user. In such cases, we may be subject to product liability claims arising from the design, manufacture or sale of our products. If these claims are decided against us, and we are found to be liable, we may be required to pay substantial damages, and our insurance costs may increase significantly as a result. We cannot assure you that our indemnity and insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other indemnity or insurance coverage will continue to be available or, if available, that we will be able to obtain insurance at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks related to litigation, including multi-district litigation and other legal proceedings.

We operate in a highly regulated and litigious environment. We and/or one or more of our subsidiaries are regularly involved in a variety of legal proceedings arising in the ordinary course of our business, including arbitration, litigation (and related settlement discussions), and other claims, and are subject to regulatory proceedings including governmental audits and investigations. Legal proceedings, in general, and class action and multi-district litigation, in particular, can be expensive and disruptive, and may not be insured or exceed any applicable insurance coverage. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.

For example, we are a defendant in a multi-district litigation pending in the United States District Court for the District of South Carolina (“MDL”) relating to the manufacture, sale, and distribution of aqueous film forming foam (“AFFF”). The cases allege, among other things, groundwater contamination, drinking water contamination, property damage, damages to natural resources, and bodily injuries from exposure to Per- and polyfluoroalkyl substances (“PFAS”) chemicals in AFFF. There are over 1,300 cases currently pending in the MDL. The plaintiffs include, among others, individual firefighters, municipalities and corporate water providers, and state attorneys general. The lead defendants include 3M Company, Tyco Fire Products LP, and DuPont de Nemours, Inc./The Chemours Company, and approximately 10 to 12 other defendants including, among others, Amerex Corporation (“Amerex”). Amerex was named as a defendant in many of the lawsuits based on its prior ownership of The Solberg Company (“Solberg”), which Perimeter acquired from Amerex on January 1, 2019. Although Amerex retained certain pre-closing liabilities for Solberg, there are indemnity claims, and a very small number of potential direct claims, that have been made against Perimeter on the basis of Perimeter’s ownership of Solberg after January 1, 2019. There are also cases pending against Perimeter on the basis of its manufacturing, distribution, and sale of non-Solberg AFFF products.

We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Proceedings that we believe are insignificant may develop into material proceedings and subject us to unforeseen outcomes or expenses. Additionally, the actions of certain participants in our industry may encourage legal proceedings against us or cause us to reconsider our litigation strategies. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse impact on our business, financial condition and results of operations. We may be unable to ensure that our distributors comply with applicable sanctions and export control laws.

We operate on a global basis, with 22% of our revenues in fiscal 2020 made to destinations outside the United States, including Canada, Europe, Australia, Mexico and Israel. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State and the U.S. Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States and other countries.

ACTIVE 61487311v1

Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.

In certain countries, we may engage third party agents or intermediaries, such as customs agents, to act on our behalf and if these third-party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties or other sanctions being assessed against us. We take certain measures designed to ensure our compliance with U.S. export and economic sanctions law and we believe that we have never sold our products to Crimea, Cuba, Iran, North Korea or Syria through third party agents or intermediaries or made any effort to attract business from any of these countries. We also take steps to prevent our products from being sold, without the necessary legal authorization, to individuals or entities that are the subject or target of U.S. export and economic sanctions laws. However, it is possible that some of our products were sold or will be sold to distributors or other parties that, without our knowledge or consent, re-exported or will re-export such products to these countries or sanctioned persons. Although none of our non-U.S. distributors are located in, or to our knowledge, conduct business with Crimea, Cuba, Iran, North Korea or Syria, we may not be successful in ensuring compliance with limitations or restrictions on business with these or other countries subject to economic sanctions. We may be exposed to compliance-related risks with export control or economic sanctions laws and regulations in the future.

Any such violation could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could have a material adverse impact on our business, financial condition and results of operations.

Because of our international operations, we could be materially adversely affected by violations of the U.S. FCPA and similar anticorruption, anti-bribery and anti-kickback laws.

Our business operations and sales in countries outside the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the United Kingdom Bribery Act of 2010 (the “UK Bribery Act”). The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies, their employees, their intermediaries and their agents from providing anything of value to government officials or any other persons for the purpose of improperly obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws may conflict with local customs and practices. We have policies in place that prohibit employees from making improper payments on our behalf. We continue to implement internal controls and procedures designed to promote compliance with anti-corruption, anti-bribery and anti-kickback laws, rules and regulations as well as mitigate and protect against corruption risks. We cannot provide assurance that our internal controls and procedures will protect us from reckless, criminal or other acts committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery and anti-kickback laws in international jurisdictions, either due to our own acts or omissions, or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

Our contracts with the U.S. federal government subject us to additional oversight and risks inherent in the government procurement process.

We provide products and services, directly and indirectly, to a variety of government entities. In fiscal 2020, we derived approximately 41% of our revenue from multiple contracts with agencies of the U.S. federal government. As such, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business.

Risks associated with selling products and services to government entities include extended sales and collection cycles, varying governmental budgeting processes, and adherence to complex procurement regulations and other government-specific contractual requirements. We may be subject to audits and investigations relating to our government contracts and any violations could result in civil and criminal penalties and administrative sanctions,

ACTIVE 61487311v1

including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our business, financial condition and results of operations.

Our products are subject to extensive government scrutiny and regulation, including the USDA Forest Service qualification process. There can be no assurance that such regulations will not change and that our products will continue to be approved for usage.

We are subject to regulation by federal, state, local and foreign government authorities. In some cases, for example, for our firefighting products, we need pass the USDA Forest Service qualification process, which is a rigorous process that requires the product passing several tests and standards, including toxicity corrosion and stability. The USDA Forest Service also requires a lengthy field evaluation, which adds to the difficulty of meeting USDA Forest Service standards. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by government authorities, and must also produce product data and comply with detailed regulatory requirements.

The Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation may affect our ability to manufacture and sell certain products in the EU: REACH requires chemical manufacturers and importers in the EU to prove the safety of their products. We were required to pre-register certain products and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process. Authorization may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH have been phased in over several years, and we have incurred additional expense to cause the registration of our products under these regulations. REACH may affect our ability to import, manufacture and sell certain products in the EU. In addition, other countries and regions of the world already have or may adopt legislation similar to REACH that affect our business, affect our ability to import, manufacture or sell certain products in these jurisdictions, and have required or will require us to incur increased costs.

The Frank R. Lautenberg Chemical Safety for the 21st Century Act modified the Toxic Control Substances Act (“TSCA”), by requiring the EPA, to prioritize and evaluate the environmental and health risks of existing chemicals and provided the EPA with greater authority to regulate chemicals posing unreasonable risks. According to this statute, the EPA is required to make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can go into production. As a result, TSCA now operates in a similar fashion to the REACH legislation in Europe. These laws and regulations, among others, increase the complexity and costs of transporting our products from the country in which they are manufactured to our customers. Further changes to these and similar regulations could restrict our ability to expand, build or acquire new facilities, require us to acquire costly control equipment, cause us to incur expenses associated with remediation of contamination, cause us to modify our manufacturing or shipping processes or otherwise increase our cost of doing business and have a negative impact on our business, financial condition and results of operations. In addition, the adoption of new laws, rules or regulations related to climate change poses risks that could harm our results of operations or affect the way we conduct our businesses. For example, new or modified regulations could require us to make substantial expenditures to enhance our environmental compliance efforts.

New or stricter laws and regulations may be introduced that could result in additional compliance costs and prevent or inhibit the development, manufacture, distribution and sale of our products. For example, certain per-and polyfluoroalkyl substances ("PFAS") in firefighting foam may become regulated as hazardous substances, phased out or banned. The USDA Forest Service may also change its qualification process or determine that our products no longer qualify under existing requirements. Such outcomes could adversely impact our business, financial condition and results of operations.

Environmental laws and regulations may subject us to significant liabilities. Changes to existing Environmental, Health and Safety (“EHS”) requirements or the adoption of new EHS requirements, changes to the enforcement of EHS requirements, and the discovery of additional or unknown conditions at facilities owned, operated or used by us or at or near which our products were, are, or will be used, to the extent not covered by indemnity, insurance or a covenant not to sue, could have a material adverse effect on our business, financial condition and results of operations.

ACTIVE 61487311v1

We operate in jurisdictions where legislative initiatives relating to greenhouse gas (“GHG”) emissions are being considered or adopted. There has been no material effect on any of our facilities to date, and we continue to follow developments closely. Although it is difficult to know what final regulations may be passed in the jurisdictions where our manufacturing facilities are located, we could face increased capital and operating costs to comply with GHG emissions regulations and these costs could be material. The potential impact of current and proposed environmental laws and regulations is uncertain. We cannot predict the nature of these requirements and the impact on our business, but proposed regulations or failure to comply with current and proposed regulations could have a material adverse impact on our business, financial condition and results of operations by substantially increasing capital expenditures and compliance costs, affecting our ability to meet our financial obligations. It may also lead to the modification or cancellation of operating licenses and permits, penalties and other corrective actions.

The regulatory environment in which we operate is subject to change, and new regulations and new or existing claims, such as those related to certain PFAS substances could have a material adverse effect on our business, financial condition and results of operations or make aspects of our business as currently conducted no longer possible. In addition, we are and, in the future may be, subject to claims related to substances such PFAS, including for degradation of natural resources from such PFAS and personal injury or product liability claims as a result of human exposure to such PFAS.

Our operations are subject to extensive environmental regulation in each of the countries in which we maintain facilities. For example, U.S. (federal, state and local), and other countries’ environmental laws applicable to the Company include statutes and regulations intended to impose certain obligations with respect to the manufacture, sale and distribution of firefighting foam that contains intentionally added PFAS chemicals. In addition, certain regulations also impose restrictions on the discharge of PFAS chemicals in wastewater, and may require allocating the cost of investigating, monitoring and remedying soil and groundwater contamination to a party operating the site, as well as to prevent future soil and groundwater contamination; imposing air ambient standards and, in some cases, emission standards, for air pollutants which present a risk to public health, welfare or the natural environment; governing the handling, management, treatment, storage and disposal of hazardous wastes and substances; regulating the chemical content of products; and regulating the discharge of pollutants into waterways.

With regards to our oil additives business, our use of hazardous substances in our manufacturing processes and the generation of hazardous wastes not only by us, but by prior occupants of our facilities, suggest that hazardous substances may be present at or near certain of our facilities or may come to be located there in the future. Consequently, we are required to closely monitor our compliance under all the various environmental laws and regulations applicable to us. Under certain environmental laws, we may be responsible for remediation costs or other liabilities as a result of the use, release or disposal of hazardous substances at or from any property currently or formerly owned or operated or to which we sent waste for treatment or disposal. Liability under these laws may be imposed without regard to whether we were aware of, or caused, the contamination and, in some cases, liability may be joint or several.

Our facilities are subject to increasingly more stringent federal, state and local environmental laws and regulations. Some of these laws and regulations relate to what are frequently called “emerging contaminants,” such as PFAS. Some of the Company’s products use fluorine as a raw material, which is considered a PFAS chemical. We and some of our competitors have been, are, and in the future may be the target of lawsuits and state enforcement actions because of the alleged discharge of PFAS into the environment, including for degradation of natural resources from such PFAS and personal injury or product liability claims as a result of human exposure to such PFAS. See “—We are exposed to risks related to litigation, including multi-district litigation and other legal proceedings.”

We obtain Phase I or similar environmental site assessments for most of the manufacturing facilities we own or lease at the time we either acquire or lease such facilities. These assessments typically include general inspections. These assessments may not reveal all potential environmental liabilities and current assessments are not available for all facilities. Consequently, there may be material environmental liabilities of which we are not aware. In addition, ongoing cleanup and containment operations may not be adequate for purposes of future laws and regulations. The conditions of our properties could also be affected in the future by neighboring operations or the conditions of the land in the vicinity of our properties. These developments and others, such as increasingly stringent environmental laws and regulations, increasingly strict enforcement of environmental laws and regulations,

ACTIVE 61487311v1

or claims for damage to property or injury to persons resulting from the environmental, health or safety impact of our operations, may cause us to incur significant costs and liabilities that could have a material adverse effect.

Our facilities are required to maintain numerous environmental permits and governmental approvals for our operations. Some of the environmental permits and governmental approvals that have been issued to us or to our facilities contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. Maintaining these permits and complying with their terms as well as environmental laws and regulations applicable to our business could require us to incur material costs.

If we fail to satisfy these conditions or to comply with these restrictions or with applicable environmental laws and regulations, we may become subject to enforcement actions and the operation of the relevant facilities could be adversely affected. We may also be subject to fines, penalties, claims for injunctive relief or additional costs. We may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development of our facilities, as a result of which the operation of our facilities may be limited or suspended.

Because our oil additives segment manufactures and uses materials that are known to be hazardous, highly combustible and difficult to transport, we are subject to, or affected by, certain product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, we may be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials.

We produce hazardous, highly combustible and difficult to transport chemicals, which subject us to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must review and, in some cases approve, our products and/or manufacturing processes and facilities before we may manufacture and sell some of these chemicals. To be able to manufacture and sell certain new chemical products, we may be required, among other things, to demonstrate to the relevant authority that the product does not pose an unreasonable risk during its intended uses and/or that we are capable of manufacturing the product in compliance with current regulations. The process of seeking any necessary approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers’ efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.

Phosphorus pentasulfide is transported through a combination of ground and sea. These materials are highly combustible and difficult to transport, so they must be handled carefully and in accordance with applicable laws and regulations. An incident in the transportation of our materials or our failure to comply with laws and regulations applicable to the transfer of such products could lead to human injuries or significant property damage, regulatory repercussions or could make it difficult to fulfill our obligations to our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

Products we have made or used could be the focus of legal claims based upon allegations of harm to human health. We cannot predict the outcome of suits and claims, and an unfavorable outcome in these litigation matters could exceed reserves or have a material adverse effect on our business, financial condition and results of operations and cause our reputation to decline.

Our products or facilities could have environmental impacts and side effects.

If the products we sell do not have the intended effects, our business may suffer and it may be subject to products liability or other legal actions. Our products contain innovative combinations of materials. While there is data available with respect to the environmental impacts of our fire retardant products that are conducted by governmental agencies, this data is limited to certain locations and periods and therefore, may not capture all the possible environmental impacts and side effects of use or repeated use of our fire retardant products. Similarly, there have been toxicological studies conducted on the impact of our products on certain fish and mammalian

ACTIVE 61487311v1

species, however, this is limited in scope and therefore, does not present all the potential side effects and/or the products’ interaction with animal biochemistry. As a result, our products could have certain impact on the environment or the animal population that is currently unknown by the Company.

Legal and regulatory claims, investigations and proceedings may be initiated against us in the ordinary course of business. The outcomes and the amounts of any damages awarded or fines or penalties assessed, cannot be predicted, and could have a material adverse effect on our reputation as well as our business, financial condition and results of operations.

We may be the subject of litigation by customers, suppliers and other third parties. A significant judgment against us, the loss of a significant permit, license or other approval, or a significant fine, penalty or contractual dispute could have a material adverse effect on our business, financial condition and results of operations. Some of the products we produce may cause adverse health consequences, which exposes us to product liability claims. See “—Some of the products we produce may cause adverse health consequences, which exposes us to product liability and other claims, and we may, from time to time, be the subject of indemnity claims.” Litigation is expensive, time consuming and may divert management’s attention away from the operation of the business. The outcome of litigation can never be predicted with certainty and an adverse outcome in any of these matters could have a material adverse effect on our reputation as well as our business, financial condition and results of operations.

Risks Related to Operating as a Public Company

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that will result from the Business Combination may be greater than we anticipate.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the New York Stock Exchange (the “NYSE”) rules. The requirements of these rules and regulations will impact our legal, accounting and compliance expenses, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Ensuring that we will have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We do not expect that we will initially have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

ACTIVE 61487311v1

In accordance with the NYSE rules, unless we are eligible for an exemption, we will be required to maintain a majority of independent directors on the board. The various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified officers and directors will be significantly curtailed.

We expect that the rules and regulations applicable to public companies will result in us incurring substantial additional legal and financial compliance costs. These costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations.

In connection with the audit of our financial statements for the years ended December 31, 2019 and 2020, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of appropriately designed and implemented controls (i) to maintain segregation of duties between the creation, posting and approval of journal entries and (ii) to ensure the assumptions made in connection with estimates used to value intangible assets acquired in business combinations are sufficiently reviewed. The material weaknesses did not result in a misstatement to our financial statements.

We have taken and are taking steps to remediate these material weaknesses through the implementation of appropriate segregation of duties and related systems, a system of review of assumptions made in connection with estimates used to value intangible assets. However, we are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above.

We may in the future discover additional material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we fail to maintain effective internal controls over financial reporting, the price of our securities may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting, or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, or disclosure of management’s assessment of our internal controls over financial reporting, may have an adverse impact on the price of our securities.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) (“Section 404(a)”) of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results and financial condition.

ACTIVE 61487311v1

We are required to provide management’s attestation on internal controls. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective or may result in a finding that there is a material weakness in our internal controls over financial reporting, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

We have no operating or financial history and our results of operations may differ significantly from the unaudited pro forma financial data included in the registration statement filed in connection with the Business Combination.

We have no operating history and no revenues. The registration statement on Form S-4 filed in connection with the Business Combination included unaudited pro forma condensed consolidated combined financial statements for us. The unaudited pro forma condensed consolidated combined statement of income of us combines the historical audited results of operations of Perimeter for the fiscal year ended December 31, 2020, with the historical audited results of operations of EverArc for the year ended October 31, 2020, and gives pro forma effect to the Business Combination as if it had been consummated on January 1, 2020. The unaudited pro forma condensed consolidated combined balance sheet of us combines the historical balance sheets of EverArc as of October 31, 2020 and of Perimeter as of December 31, 2020 and gives pro forma effect to the Business Combination as if it had been consummated on June 30, 2021.

The unaudited pro forma condensed consolidated combined financial statements are presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed consolidated combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination been consummated on the dates indicated above, or the future consolidated results of operations or financial position of us. Accordingly, our business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed consolidated combined financial statements included in the registration statement filed in connection with the Business Combination.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our ordinary shares and warrants may fluctuate significantly due to general market and economic conditions. An active trading market for our ordinary share and warrants may never develop or, if developed, it may not be sustained. In addition, the price of our ordinary shares and warrants can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our ordinary shares become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our ordinary shares may be more limited than if it were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your Company securities unless a market can be established or sustained.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our ordinary shares adversely, then the price and trading volume of our ordinary shares or warrants could decline.

The trading market for our ordinary shares and warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of us, the price and trading volume of our ordinary shares and warrants would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our ordinary shares and warrants adversely, or provide more favorable relative recommendations about our competitors, the price of our ordinary shares and warrants would likely decline.

ACTIVE 61487311v1

If the Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

The market price of our ordinary shares may decline as a result of the Business Combination if we do not achieve the perceived benefits of the Business Combination as rapidly, or to the extent anticipated by, financial analysts or the effect of the Business Combination on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of our ordinary shares may experience a loss as a result of a decline in the market price of such our ordinary shares. In addition, a decline in the market price of our ordinary shares could adversely affect our ability to issue additional securities and to obtain additional financing in the future.

We may have limited recourse for indemnity claims under the Business Combination Agreement.

Under the terms of the Business Combination Agreement, we will have limited recourse against Invictus Holdings, S.à r.l. (“SK Holdings”) or its affiliates for losses and liabilities arising or discovered after the closing of the Business Combination. Except in the event of fraud or for certain specific indemnification matters, we cannot make a claim for indemnification against SK Holdings or its affiliates for a breach of the representations and warranties or covenants in the Business Combination Agreement. In connection with the Business Combination, we obtained a representation and warranty insurance policy to provide indemnification for breaches of certain representations and warranties which policy is subject to certain specified limitations and exclusions. There can be no assurance that, in the event of a claim, the insurance policy will cover the relevant losses, or that proceeds that are recoverable under the insurance policy (if any) will be sufficient to compensate us for any losses incurred. Therefore, we may have limited recourse against SK Holdings or its affiliates and/or the representations and warranties insurance provider in respect of claims for breach of the warranties, covenants and other provisions in the Business Combination Agreement, which could have a material adverse effect on our business, financial condition and results of operations.

Risks for any holders of our warrants.

We may redeem our warrants prior to their exercise at a time that is disadvantageous to you, thereby significantly impairing the value of such warrants. We will have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 10 consecutive trading days. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

There can be no guarantee of the market value of our securities.

The market price of our securities may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•
changes in financial estimates by analysts;
•
announcements by us or our competitors of significant contracts, productions, acquisitions or capital commitments;
•
fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
general economic conditions;
•
changes in market valuations of similar companies;
•
terrorist acts;

ACTIVE 61487311v1

•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
future sales of our ordinary shares;
•
regulatory developments in the U.S., foreign countries or both;
•
litigation involving us, our subsidiaries or our general industry; and
•
additions or departures of key personnel.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following December 17, 2024; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. If we elect to avail ourself of such extended transition period, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our ordinary shares and warrants less attractive because we rely on these exemptions. If some investors find our ordinary shares and warrants less attractive as a result, there may be a less active trading market and share price for our ordinary shares or our warrants may be more volatile. We do not expect to qualify as an emerging growth company after the last day of the 2021 fiscal year and may incur increased legal, accounting and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Pursuant to the Founder Advisory Agreement, we will be required to make a termination payment if the Founder Advisory Agreement is terminated under certain circumstances.

In the event the Founder Advisory Agreement is terminated by us upon the Company ceasing to be traded on the NYSE or by SK Holdings upon a sale of us, we will pay the EverArc Founder a termination payment in cash. This termination payment may be substantial and will be immediately due and payable on the date of termination of the Founder Advisory Agreement.

EverArc’s shareholders have a reduced ownership and voting interest following the consummation of the Business Combination and will exercise less influence over management.

ACTIVE 61487311v1

Following the completion of the Business Combination, EverArc’s shareholders own a smaller percentage of us than they previously owned of EverArc. Following the completion of the Business Combination, EverArc’s shareholders own approximately 26.1%, of our ordinary shares issued and outstanding. Consequently, EverArc’s shareholders, as a group, have reduced ownership and voting power in us compared to their prior ownership and voting power in EverArc.

Risks Related to Investment in a Luxembourg Company

We are organized under the laws of the Grand Duchy of Luxembourg. It may be difficult for you to obtain or enforce judgments or bring original actions against us or the members of our board of directors in the U.S.

We are organized under the laws of the Grand Duchy of Luxembourg. In addition, some of the members of our board of directors and officers reside outside the U.S. Investors may not be able to effect service of process within the U.S. upon us or these persons or enforce judgments obtained against us or these persons in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the U.S. federal securities laws. Likewise, it also may be difficult for an investor to enforce in U.S. courts judgments obtained against us or these persons in courts located in jurisdictions outside the U.S., including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Awards of punitive damages in actions brought in the U.S. or elsewhere are generally not enforceable in Luxembourg.

As there is no treaty in force on the reciprocal recognition and enforcement of judgments in civil and commercial matters between the U.S. and Luxembourg, courts in Luxembourg will not automatically recognize and enforce a final judgment rendered by a U.S. court. Pursuant to the general provisions of Luxembourg law for the enforcement of foreign judgments and in particular, but not limited to, section 678 of the Luxembourg New Code of Civil Procedure, a party who obtains a final judgment from a court of competent jurisdiction in the U.S. may initiate enforcement proceedings in Luxembourg (exequatur) and the District Court (Tribunal d’Arrondissement) may authorize the enforcement in Luxembourg of the U.S. judgment without re-examination of the merits, if it is satisfied that the following conditions are met (which conditions may change):

•
the judgment of the U.S. court is final and enforceable (exécutoire) in the U.S.;
•
the U.S. court had jurisdiction over the subject matter leading to the judgment according to the Luxembourg conflict of jurisdictions rules (that is, its jurisdiction was in compliance both with Luxembourg private international law rules and with the applicable domestic U.S. federal or state jurisdictional rules);
•
the U.S. court applied to the dispute the substantive law that would have been applied by Luxembourg courts (based on recent case law and legal doctrine, it is not certain that this condition would still be required for an exequatur to be granted by a Luxembourg court);
•
the judgment was granted following proceedings where the counterparty had the opportunity to appear and, if it appeared, to present a defense, and the decision of the foreign court must not have been obtained by fraud, but with the procedural rules of the jurisdiction in which the judgment was rendered, in particular, in compliance with the rights of the defendant;
•
the U.S. court acted in accordance with its own procedural laws; and
•
the decisions and the considerations of the U.S. court must not be contrary to Luxembourg international public policy rules or have been given in proceedings of a tax or criminal nature or rendered subsequent to an evasion of Luxembourg law (fraude à la loi). Awards of damages made under civil liabilities provisions of the U.S. federal securities laws, or other laws, which are classified by Luxembourg courts as being of a penal or punitive nature (for example, fines or punitive damages), might not be recognized by Luxembourg courts. Ordinarily, an award of monetary damages would not be considered as a penalty, but if the monetary damages include punitive damages, such punitive damages may be considered a penalty.

In addition, actions brought in a Luxembourg court against us, the members of our board of directors, or our officers to enforce liabilities based on U.S. federal securities laws may be subject to certain restrictions. In

ACTIVE 61487311v1

particular, Luxembourg courts generally do not award punitive damages. Litigation in Luxembourg also is subject to rules of procedure that differ from the U.S. rules, including, with respect to the taking and admissibility of evidence, the conduct of the proceedings and the allocation of costs. Proceedings in Luxembourg would have to be conducted in the Luxembourgish, French or German language, and all documents submitted to the court would, in principle, have to be translated into Luxembourgish, French or German. For these reasons, it may be difficult for a U.S. investor to bring an original action in a Luxembourg court predicated upon the civil liability provisions of the U.S. federal securities laws against us, the members of our board of directors, or our officers. In addition, even if a judgment against us, the non-U.S. members of our board of directors, or our officers based on the civil liability provisions of the U.S. federal securities laws is obtained, a U.S. investor may not be able to enforce it in U.S. or Luxembourg courts.

Our directors and officers have entered into, or will enter into, indemnification agreements with us. Under such agreements, the directors and officers will be entitled to indemnification from us to the fullest extent permitted by Luxemburg law against liability and expenses reasonably incurred or paid by him or her in connection with any claim, action, suit, or proceeding in which he or she would be involved by virtue of his or her being or having been a director or officer and against amounts paid or incurred by him or her in the settlement thereof. Luxembourg law permits us to keep directors indemnified against any expenses, judgments, fines and amounts paid in connection with liability of a director towards us or a third party for management errors i.e., for wrongful acts committed during the execution of the mandate (mandat) granted to the director by us, except in connection with criminal offenses, gross negligence or fraud. The rights to and obligations of indemnification among or between us and any of our current or former directors and officers are generally governed by the laws of Luxembourg and subject to the jurisdiction of the Luxembourg courts, unless such rights or obligations do not relate to or arise out of such persons’ capacities listed above. Although there is doubt as to whether U.S. courts would enforce this indemnification provision in an action brought in the U.S. under U.S. federal or state securities laws, this provision could make it more difficult to obtain judgments outside Luxembourg or from non-Luxembourg jurisdictions that would apply Luxembourg law against our assets in Luxembourg.

Luxembourg and European insolvency and bankruptcy laws are substantially different from U.S. insolvency and bankruptcy laws and may offer our shareholders less protection than they would have under U.S. insolvency and bankruptcy laws.

As a company organized under the laws of the Grand Duchy of Luxembourg and with our registered office in Luxembourg, we are subject to Luxembourg insolvency and bankruptcy laws in the event any insolvency proceedings are initiated against us including, among other things, Council and European Parliament Regulation (EU) 2015/848 of 20 May 2015 on insolvency proceedings (recast). Should courts in another European country determine that the insolvency and bankruptcy laws of that country apply to us in accordance with and subject to such European Union (“EU”) regulations, the courts in that country could have jurisdiction over the insolvency proceedings initiated against us. Insolvency and bankruptcy laws in Luxembourg or the relevant other European country, if any, may offer our shareholders less protection than they would have under U.S. insolvency and bankruptcy laws and make it more difficult for them to recover the amount they could expect to recover in a liquidation under U.S. insolvency and bankruptcy laws.

The rights of our shareholders may differ from the rights they would have as shareholders of a U.S. corporation, which could adversely impact trading in our ordinary shares and our ability to conduct equity financings.

Our corporate affairs are governed by our articles of association and the laws of Luxembourg, including the Luxembourg Company Law (loi du 10 août 1915 sur les sociétés commerciales, telle que modifiée). The rights of our shareholders and the responsibilities of our directors and officers under Luxembourg law are different from those applicable to a corporation incorporated in the U.S. For example, under Delaware law, the board of directors of a Delaware corporation bears the ultimate responsibility for managing the business and affairs of a corporation. In discharging this function, directors of a Delaware corporation owe fiduciary duties of care and loyalty to the corporation and its shareholders. Luxembourg law imposes, among others, a duty on directors of a Luxembourg company to: (i) act in good faith with a view to the best interests of a company; and (ii) exercise the care, diligence, and skill that a reasonably prudent person would exercise in a similar position and under comparable circumstances. Additionally, under Delaware law, a shareholder may bring a derivative action on behalf of a company to enforce a company’s rights. Under Luxembourg law, the board of directors has sole authority to decide whether to initiate

ACTIVE 61487311v1

legal action to enforce a company’s rights (other than, in certain circumstances, an action against members of our board of directors, which may be initiated by the general meeting of the shareholders, or, subject to certain conditions, by minority shareholders holding together at least 10% of the voting rights in the company). Further, under Luxembourg law, there may be less publicly available information about us than is regularly published by or about U.S. issuers. In addition, Luxembourg laws governing the securities of Luxembourg companies may not be as extensive as those in effect in the U.S., and Luxembourg laws and regulations in respect of corporate governance matters might not be as protective of minority shareholders as are state corporation laws in the U.S. Therefore, our shareholders may have more difficulty in protecting their interests in connection with actions taken by our directors, officers or principal shareholders than they would as shareholders of a corporation incorporated in the United States. As a result of these differences, our shareholders may have more difficulty protecting their interests than they would as shareholders of a U.S. issuer.

Our shareholders may be required to bring certain actions asserting claims arising under the Securities Act in the federal district courts of the United States.

Pursuant to our articles of association, unless we consent in writing to an alternative forum, the U.S. federal district courts will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any action asserting a claim arising under the Securities Act. This forum provision prevents our shareholders from bringing claims arising under the Securities Act in a Luxembourg court, which court our shareholders may view as more convenient, cost effective or advantageous to the claims made in such action and therefore may discourage such actions.

The Securities Act forum provision is not intended by us to limit the forum available to our shareholders for actions or proceedings asserting claims arising under the Exchange Act.

The validity and enforceability of such exclusive forum clause cannot be confirmed under Luxembourg law. If a court were to find the exclusive forum clause to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Risks Related to Taxes

If we are or become a passive foreign investment company for U.S. federal income tax purposes for any taxable year, U.S. Holders of our ordinary shares or warrants could be subject to adverse U.S. federal income tax consequences.

For purposes of this discussion, a “U.S. Holder” is a beneficial owner of our securities that is, for U.S. federal income tax purposes: (i) an individual who is a citizen or resident of the United States; (ii)
a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (iii)
an estate whose income is subject to U.S. federal income tax regardless of its source; or (iv)
a trust if (a) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust; or (b) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

If we are or become a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes for any taxable year during which a U.S. Holder holds our ordinary shares or warrants, certain adverse U.S. federal income tax consequences may apply to such U.S. Holder. Assuming certain transactions related to the Business Combination qualifies as an F Reorganization, we should be treated as the same corporation as EverArc for purposes of the PFIC provisions. Accordingly, our PFIC status may depend on whether EverArc has qualified for the PFIC start-up exception. EverArc’s and our actual PFIC status for any taxable year will not be determinable until after the end of such year and, in the case of the application of the start-up exception to EverArc for its taxable year that ended on October 31, 2020, until after the end of our second succeeding taxable year. Accordingly, there can be no assurance that we will not be treated as a PFIC for any taxable year.

ACTIVE 61487311v1

If we were treated as a PFIC, a U.S. Holder of our ordinary shares or warrants may be subject to adverse U.S. federal income tax consequences, such as taxation at the highest marginal ordinary income tax rates on capital gains and on certain actual or deemed distributions, interest charges on certain taxes treated as deferred, and additional reporting requirements. Certain elections (including a “qualified electing fund” or a mark-to-market election) may be available to U.S. Holders of our ordinary shares to mitigate some of the adverse tax consequences resulting from PFIC treatment, but U.S. Holders will not be able to make similar elections with respect to our warrants.

If a United States person is treated as owning at least 10% of our ordinary shares, such person may be subject to adverse U.S. federal income tax consequences.

If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares, such person may be treated as a “United States shareholder” with respect to each of the Company and our direct and indirect subsidiaries (“Holdco Group”) that is a “controlled foreign corporation,” or CFC, for U.S. federal income tax purposes. If the Holdco Group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs regardless of whether we are treated as a CFC. The Holdco Group includes a U.S. subsidiary.

A United States shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of the CFC’s “subpart F income” and “tested income” (for purposes of computing “global intangible low-taxed income”) and earnings invested in U.S. property by the CFC, regardless of whether such CFC makes any distributions. Failure to comply with these reporting obligations (or related tax payment obligations) may subject such United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such United States shareholder’s U.S. federal income tax return for the year for which reporting (or payment of tax) was due from starting. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist holders in determining whether any of its non-U.S. subsidiaries is treated as a CFC or whether any holder is treated as a United States shareholder with respect to any of such CFCs or furnish to any holder information that may be necessary to comply with reporting and tax paying obligations.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. In addition, the Biden administration and members of Congress have proposed various changes to the U.S. federal tax regime, including an increase in the U.S. federal corporate income tax rate from the current 21% rate to, in various proposals, 26.5% or 28%. Congress is currently working on draft legislation, that may include the proposed or other changes to the U.S. federal tax law; however, it is not yet clear what changes will be made or when, or what impact any such changes will have on us.

General Risk Factors

We may require additional capital to fund our operations. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations, we may not be able to compete successfully, which would harm our business, financial condition and results of operations.

We expect to devote substantial financial resources to our ongoing and planned activities. We expect our expenses to continue to increase as our volumes and revenues increase. Furthermore, we expect to incur additional

ACTIVE 61487311v1

costs associated with operating as a public company. Accordingly, we may need to obtain additional capital to fund our continuing operations.

We believe that our existing cash and other resources will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months; however, these assumptions are based on estimates that may be wrong. As a result, we could deplete our capital resources sooner than we currently expect.

In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations and invest in our business, we may not be able to compete successfully, which would harm our business, financial condition and results of operations.

Cybersecurity attack, acts of cyber-terrorism, failure of technology systems and other disruptions to our information technology systems could compromise our information, disrupt our operations, and expose us to liability, which may adversely impact our business, financial condition and results of operations.

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our information technology systems, including in our data servers and on our networks. The secure processing, maintenance and transmission of this data is critical to our operations. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached or disrupted due to employee error, malfeasance or other disruptions. Any such attack, breach or disruption could compromise our information technology systems and the information stored in them could be accessed, publicly disclosed, lost or stolen and our business operations could be disrupted. Any such access, disclosure or other loss of information or business disruption could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which could adversely impact our business, financial condition and results of operations.

Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations.

Although we conduct our business primarily in U.S. dollar we also conduct business in many different currencies. Accordingly, currency exchange rates affect our results of operations. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we conduct business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Currency controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows. For example, if the U.S. dollar were to strengthen against a local currency, our operating margin would be adversely impacted in the country to the extent significant costs are denominated in U.S. dollars while our revenues are denominated in such local currency.

Our insurance may not fully cover all of our operational risks, including, but not limited to, environmental risks, and changes in the cost of insurance or the availability of insurance could materially increase our insurance costs or result in a decrease in our insurance coverage.

We have a significant concentration of our manufacturing facilities. Natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides and wind or hailstorms) or other extraordinary events subject us to property loss and business interruption. Illegal or unethical conduct by employees, customers, vendors and unaffiliated third parties can also impact our business. Other potential liabilities arising out of our operations may involve claims by employees, customers or third parties for personal injury, product liability or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.

ACTIVE 61487311v1

In certain instances, our insurance may not fully cover an insured loss depending on the magnitude and nature of the claim. Accordingly, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition and results of operations. Additionally, changes in the cost of insurance or the availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage.

We are subject to general governmental regulation and other legal obligations, including those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

We receive, store and process personal information and other data from and about customers in addition to our employees and services providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the “FTC”) and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution, use, storage and security of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective January 1, 2020. The CCPA requires covered businesses to, among other things, make new disclosures to consumers about their data collection, use, and sharing practices, and allows consumers to opt out of certain data sharing with third parties. The CCPA also provides a new private cause of action for certain data breaches. The California Privacy Rights Act (the “CPRA”) which will become effective on January 1, 2023, will significantly modify the CCPA, and also create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. States such as Virginia have enacted and we expect additional states may also enact legislation similar to the CCPA and CPRA. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.

Several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States, and we expect additional jurisdictions may enact similar regulations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol (“IP”) addresses. Within the European Union, legislators have adopted the General Data Protection Regulation (the “GDPR”) which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance.

These domestic and foreign laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Interpretation of certain requirements remains unclear and may evolve, in particular for regulations that have recently been enacted. Application of laws may be inconsistent or may conflict among jurisdictions resulting in additional complexity and increased legal risk. In addition, these regulations have increased our compliance costs and may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance, may require us to modify our data processing and transferring practices and policies and may strain our technical capabilities.

We also handle credit card and other personal information. Due to the sensitive nature of such information, we have implemented procedures in an effort to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these procedures, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively

ACTIVE 61487311v1

impact our ability to utilize credit cards as a method of payment, and/or collect and store credit card information, which could disrupt our business.

We may be subject to rules of the FTC, the Federal Communications Commission (the “FCC”) and potentially other federal agencies and state laws related to commercial electronic mail and other messages. Compliance with these provisions may limit our ability to send certain types of messages. If we were found to have violated such rules and regulations, we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications, information security and local data residency in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business, financial condition and results of operations.

The continuing impacts of the COVID-19 pandemic may have an adverse effect on our business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a pandemic. Governments and municipalities around the world have instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closures, travel restrictions, and closure of non-essential businesses. These measures have led to significant adverse economic impacts which have had, and could continue to have, an adverse impact on our business operations in a number of ways, including, without limitation, (1) disruptions to our sales operations and marketing efforts as a result of the inability of our sales team to travel and meet customers in person, (2) negative impacts on our customers and prospects that could result in (i) extended customer sales cycles, delayed spending on our services, impairment of our ability to collect accounts receivable, and (ii) reduced payment frequencies, demand for our services, renewal rates, and spending on our services, and (3) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of products needed to offer our services. Moreover, as a result of the COVID-19 pandemic, we are temporarily requiring a portion of our employees to work remotely, which may lead to disruptions and decreased productivity and other adverse operational business impacts. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

The loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success depends on the continuing services of certain members of the current management team. Our executive team are incentivized by stock compensation grants that align the interests of investors with the executive team and certain executives have employment retention agreements. The loss of key management, employees or third-party contractors could have a material and adverse effect on our business, financial condition and results of operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.

ACTIVE 61487311v1

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

ACTIVE 61487311v1

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

ACTIVE 61487311v1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERIMETER SOLUTIONS, SA

Date: December 14, 2021	By:	/s/ Edward Goldberg
Edward Goldberg Chief Executive Officer and Director (Principal Executive Officer)

Date: December 14, 2021	By:	/s/ Barry Lederman
Barry Lederman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

ACTIVE 61487311v1