Form 10-K
period 2021-12-31
Perimeter Solutions, SA
filed 2022-03-31
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-41027
_______________________________
PERIMETER SOLUTIONS, SA
(Exact name of Registrant as specified in its Charter)
_______________________________

Grand Duchy of Luxembourg	98-1632942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12E rue Guillaume Kroll, L-1882 Luxembourg Grand Duchy of Luxembourg 352 2668 62-1
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (314) 396-7343
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value $1.00 per share	PRM	New York Stock Exchange
Warrants for Ordinary Shares	PRMFF	OTC Markets Group Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 21, 2022, the aggregate market value of the registrant's voting and non-voting ordinary shares held by non-affiliates of the registrant, based on the closing price for the ordinary shares, as reported on the New York Stock Exchange on March 21, 2022, of $11.85, was approximately $1.8 billion. The registrant elected to use March 21, 2022 as the calculation date because on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a private company and there was no public market for its ordinary shares.
As of March 21, 2022, there were 163,234,542 ordinary shares, nominal value $1.00 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K for the year ended December 31, 2021 (this “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•our ability to realize the benefits from the Business Combination (as defined below);
•future financial performance, including any growth or expansion plans and opportunities;
•our ability to grow long-term value through, among other things, the continuing performance improvement of our existing operations, execution of a disciplined capital allocation and management of our capital structure;
•cash flow projections;
•our ability to maintain a leadership position in any market;
•our ability to retain and recruit officers, key employees or directors;
•expectations concerning sources of revenue;
•expectations about demand for fire retardant products, equipment and services;
•the size of the markets we compete in and potential opportunities in such markets or new markets;
•our ability to foster highly responsive and collaborative relationships with existing and potential customers and stakeholders;
•expectations concerning certain of our products’ ability to protect life and property as population settlement locations change;
•expectations concerning the markets in which we will operate in the coming years;
•expectations concerning repurchases of our ordinary shares under the Share Repurchase Plan (as defined below); and
•the expected outcome of litigation matters and the effect of such claims on business, financial condition, results of operations or cash flows.
Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•the direct and indirect adverse impact of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”) on the global economy and the related governmental regulations and restrictions;
•negative or uncertain worldwide economic conditions;
•volatility, seasonality and cyclicality in the industries in which we operate;
•our ability to realize the strategic and financial benefits of the Business Combination;
•our substantial dependence on sales to the U.S. Department of Agriculture ("USDA") Forest Service and the state of California and the risk of decreased sales to these customers;
•changes in the regulation of the petrochemical industry, a downturn in the oil additives and/or fire retardant end markets or our failure to accurately predict the frequency, duration, timing, and severity of changes in demand in such markets;

•changes in customer relations or service levels;
•a small number of our customers represent a significant portion of our revenue;
•failure to continuously innovate and to provide products that gain market acceptance, which may cause us to be unable to attract new customers or retain existing customers;
•improper conduct of, or use of our products, by employees, agents, government contractors or collaborators;
•changes in the availability of products from our suppliers on a long-term basis;
•production interruptions or shutdowns, which could increase our operating or capital expenditures or negatively impact the supply of our products resulting in reduced sales;
•changes in the availability of third-party logistics suppliers for distribution, storage and transportation;
•increases in supply and raw material costs, supply shortages, long lead times for components or supply changes;
•adverse effects on the demand for our products or services due to the seasonal or cyclical nature of our business or severe weather events;
•introduction of new products, which are considered preferable, which could cause demand for some of our products to be reduced or eliminated;
•current ongoing and future litigation, including multi-district litigation and other legal proceedings;
•heightened liability and reputational risks due to certain of our products being provided to emergency services personnel and their use to protect lives and property;
•future products liabilities claims where indemnity and insurance coverage could be inadequate or unavailable to cover these claims due to the fact that some of the products we produce may cause adverse health consequences;
•compliance with export control or economic sanctions laws and regulations;
•environmental impacts and side effects of our products, which could have adverse consequences for our business;
•compliance with environmental laws and regulations;
•our ability to protect our intellectual property rights and know-how;
•our ability to generate the funds required to service our debt and finance our operations;
•fluctuations in foreign currency exchange;
•potential impairments or write-offs of certain assets;
•the adequacy of our insurance coverage; and
•challenges to our decisions and assumptions in assessing and complying with our tax obligations.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in this Annual Report; (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (3) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

SUMMARY OF RISK FACTORS
Our business is subject to varying degrees of risk and uncertainty. Below is a summary of the principal risk factors that may affect our business, financial condition and results of operations. This summary does not address all of the risks that we face. Investors should carefully consider the risks and uncertainties summarized below along with additional discussion of such summarized risks under the heading “Risk Factors” herein, together with other information in this Annual Report and our other filings with the SEC.
Risks Related Our Business and Industry
•a small number of our customers represent a significant portion of our revenue;
•as a supplier and service provider to the U.S. government and many foreign governments, states, and municipalities, we are subject to certain heightened risks;
•our profitability could be negatively impacted by price and inventory risk;
•changes in the regulation of the petrochemical industry, a downturn in the oil additives and/or fire retardant end markets or our failure to accurately predict the frequency, duration, timing, and severity of changes in demand in such markets;
•risks from the improper conduct of, or use of our products, by employees, agents, government contractors, or collaborators could adversely affect our reputation;
•risks related to purchasing products from our suppliers on a long-term basis and production interruptions or shutdowns;
•reliance on third-party logistics suppliers for distribution, storage, transportation, operating supplies and products;
•we are susceptible to supply and raw material cost increases, supply shortages, long lead times, and supply changes;
•if we fail to continuously innovate and to provide products that gain market acceptance, we may be unable to attract new customers or retain existing customers;
•the seasonal or cyclical nature of our business and severe weather events may cause demand for our products and services to be adversely affected;
•our industry and the markets in which we operate have few large competitors and increased competitive pressures;
•our competitive position could be adversely affected if we fail to protect our patents, trade secrets or other intellectual property rights, if our patents expire or if we become subject to infringement claims;
•risks inherent in our global operations;
•we may fail to realize the strategic and financial benefits currently anticipated from the Business Combination (as defined below);
•subsequent to the consummation of the Business Combination (as defined below), we may be required to take write-downs or be subject to restructuring, impairment or other charges that could have a significant negative effect on our business and financial condition as well as the price of our ordinary shares, which could cause you to lose some or all of your investment;
•our substantial indebtedness may adversely affect our cash flow and our ability to operate our business;
•terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities;
•we may incur substantial additional indebtedness;
•an increase in interest rates would increase the costs on our revolving credit facility and on our variable rate indebtedness;
•discontinuation of London Inter Bank Offered Rate ("LIBOR") could adversely affect our operating results and financial condition;
•our business may be negatively impacted as a result of Russian actions in Ukraine.
Risks Related to Regulatory and Legal Matters
•risks related to litigation by customers, suppliers and other third parties, including multi-district litigation and other legal proceedings;
•certain of our products are provided to emergency services personnel and are intended to protect lives and property, so we are subject to heightened liability and reputational risks;
•some of the products we produce may cause adverse health consequences and we are and may be subject in the future to product liability claims, and indemnity and insurance coverage could be inadequate or unavailable to cover these claims;
•risks related to non-compliance with export control or economic sanctions laws and regulations U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anticorruption, anti-bribery and anti-kickback laws, environmental laws and laws and regulations related to PFAS (as defined below);
•our contracts with the federal or state governments subject us to additional oversight and risks;
•our products are subject to extensive government scrutiny and regulation, including the USDA Forest Service qualification process;
•environmental laws and regulations may subject us to significant liabilities;

•legal and regulatory claims, investigations and proceedings may be initiated against us in the ordinary course of business.
Risks Related to Operating as a Public Company
•our management has limited experience in operating a public company;
•the requirements of being a public company may strain our resources and divert management’s attention;
•we have identified material weaknesses in our internal control over financial reporting which we may not successfully remediate or fail to maintain effective internal controls over financial reporting;
•our results of operations may differ significantly from the unaudited pro forma financial data included in the registration statement filed in connection with the Business Combination (as defined below);
•if the Business Combination’s benefits do not meet the expectations of investors or securities analysts or a market for our securities does not continue, it would adversely affect the liquidity and price of our securities;
•EverArc Founders (as defined below) may have interests that are different than the interests of our shareholders;
•payment of fees in cash pursuant to the advisory agreement entered into by EverArc (as defined below) on December 12, 2019 ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity") which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri ( collectively the "EverArc Founders") could reduce cash available for investment, working capital and distribution to shareholders;
•shareholders will experience dilution as a consequence of the issuance of our ordinary shares as payment for annual Founder Advisory Agreement fees;
•if we terminate the Founder Advisory Agreement under certain circumstances, we have to pay a significant termination fee.
Risks Related to Investment in a Luxembourg Company
•we are organized under the laws of the Grand Duchy of Luxembourg. It may be difficult for you to obtain or enforce judgments or bring original actions against PSSA or the members of its board of directors in the U.S.;
•Luxembourg and European insolvency and bankruptcy laws are substantially different from U.S. insolvency and bankruptcy laws and may offer PSSA’s shareholders less protection than they would have under U.S. insolvency and bankruptcy laws;
•the rights of our shareholders may differ from the rights they would have as shareholders of a U.S. corporation, which could adversely impact trading in our ordinary shares and its ability to conduct equity financings.
Risks Related to Taxes
•if we are or become a passive foreign investment company for U.S. federal income tax purposes for any taxable year, U.S. Holders of our ordinary shares or warrants could be subject to adverse U.S. federal income tax consequences;
•if a United States person is treated as owning at least 10% of our ordinary shares, such person may be subject to adverse U.S. federal income tax consequences;
•changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.
General Risks
•we may require additional capital to fund our operations;
•cybersecurity attack, acts of cyber-terrorism, failure of technology systems and other disruptions to our information technology systems may adversely impact our business, financial condition and results of operations;
•our insurance may not fully cover all of our risks;
•we are subject to general governmental regulation and other legal obligations, including those related to privacy, data protection and information security;
•the continuing impacts of the COVID-19 pandemic may have an adverse effect on our business, financial condition and results of operations;
•the loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

PART I
Item 1. Business.
Overview
Perimeter Solutions, SA, (“PSSA”), a public company limited by shares (société anonyme) registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés, Luxembourg) under number B256.548 was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg for the purpose of effecting a business combination. PSSA is headquartered in the Grand Duchy of Luxembourg with global operations in North America, Europe, and Asia Pacific.
On November 9, 2021 (the "Closing Date"), PSSA consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and the former parent company of PSSA ("EverArc"), SK Invictus Holdings, S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg ("SK Holdings"), SK Invictus Intermediate S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg ("SK Intermediate"), doing business under the name Perimeter Solutions ("Perimeter" or "Perimeter Solutions") and EverArc (BVI) Merger Sub Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and a wholly-owned subsidiary of PSSA ("Merger Sub") pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021. The terms “we”, “us”, “our”, and the “Company” refer to PSSA and its consolidated subsidiaries, including SK Intermediate, Perimeter or Perimeter Solutions, after the closing of the Business Combination (the “Closing”).
Pursuant to the Business Combination Agreement,
•On November 8, 2021:
•Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of PSSA (the “Merger”);
•pursuant to the Merger, 155,832,600 ordinary shares of EverArc (the “EverArc Ordinary Shares”) outstanding immediately prior to the Merger were exchanged for ordinary shares of PSSA (the “PSSA Ordinary Shares”); and
•34,020,000 outstanding warrants of EverArc (“EverArc Warrants”), in each case, with each whole warrant entitling the holder thereof to purchase one-fourth of an EverArc Ordinary Share at an exercise price of $12.00 per whole EverArc Ordinary Share, were converted into the right to purchase PSSA Ordinary Shares on substantially the same terms as the EverArc Warrants (the “PSSA Warrants”); and
•On November 9, 2021:
•SK Holdings (i) along with officers and certain key employees of SK Intermediate contributed a portion of their ordinary shares in SK Intermediate to PSSA in exchange for preferred shares of PSSA and (ii) sold its remaining ordinary shares in SK Intermediate to PSSA for cash.
•PSSA's ordinary shares, nominal value, $1.00 per share, listed and began trading on the New York Stock Exchange ("NYSE") under the symbol "PRM."
On November 8, 2021, pursuant to separate subscription agreements (collectively, the “Subscription Agreements”) entered into among EverArc, SK Holdings, PSSA and a number of institutional investors, investors affiliated with SK Holdings and individual accredited investors purchased an aggregate of 115,000,000 EverArc Ordinary Shares at $10.00 per share (collectively, the “EverArc Subscribers”) that were converted into PSSA Ordinary Shares pursuant to the Merger. In addition, on November 9, 2021, (1) members of management of SK Intermediate (collectively, the “Management Subscribers” and together with the EverArc Subscribers, the “PIPE Subscribers”) were granted an aggregate of 1,104,810 PSSA Ordinary Shares at $10.00 per share as consideration and (2) two of our directors (the “Director Subscribers”) purchased an aggregate of 200,000 PSSA Ordinary Shares (the “Director Shares”) at $10.00 per share.
The cash consideration for the Business Combination was funded through cash on hand, proceeds from the sale of the EverArc Ordinary Shares to the EverArc Subscribers, proceeds from the issuance of $675.0 million principal amount of 5.00% senior secured notes due 2029 (the “Senior Notes”) and $40.0 million in borrowings under our revolving credit facility.

In connection with the Business Combination, the Merger was accounted for as a common control transaction, where substantially all of the net assets of PSSA were those previously held by EverArc. Upon the acquisition of SK Intermediate, PSSA was determined to be the legal and accounting acquirer (the “Successor”) and SK Intermediate was deemed to be the accounting predecessor (the “Predecessor”). The business combination with SK Intermediate was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting, our consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented.
We are a global solutions provider for the fire safety and oil additives industries. Our Fire Safety business is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. Our Fire Safety business also offers specialized equipment and services, typically in conjunction with our fire management products to support firefighting operations. Our service network can meet the emergency resupply needs of over 150 air tanker bases in North America, as well as many other customer locations globally. Our oil additives business produces and sells high quality Phosphorus Pentasulfide ("P2S5") primarily used in the preparation of lubricant additives, including a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”) that provide critical anti-wear protection to engine components. We conduct our operations globally, with approximately 73% of our annual revenues derived in the United States, approximately 13% in Europe, approximately 7% in Canada and approximately 2% in Mexico, with and the remaining approximately 5% spread across various other countries.
Segments
Our business is organized and managed in two reporting segments: Fire Safety and Oil Additives.
Fire Safety Segment
The Fire Safety segment provides fire retardants and firefighting foams, as well as specialized equipment and services typically offered in conjunction with our retardant and foam products.
Fire Retardants
Our fire retardants help slow, stop and prevent wildfires by chemically altering fuels (e.g., vegetation) and rendering them non-flammable. Fire retardant is typically applied ahead of an active wildland fire to stop or slow its spread, in order to allow ground-based firefighters to safely extinguish the fire. Retardants can be applied aerially via fixed or rotor wing aircraft, or by ground using standard fire engines or our dedicated ground-applied retardant units. All of our products have a high level of retardant effectiveness, and differences in visibility, viscosity, adherence to vegetation, and persistence through weathering.
Our fire retardant customers are typically government agencies with responsibility for protecting both government and private land, although we also serve commercial customers. We supply federal, state, provincial, local/municipal, and commercial customers around the world, including in the United States, Canada, France, Spain, Italy, Chile, Australia and Israel. We are a supplier of USDA Forest Service qualified fire retardant – a standard that many countries have adopted for ensuring fire retardant is effective, safe and environmentally friendly.
While fire retardant is primarily used to stop or slow the spread of active wildland fires, our fire retardant is also increasingly utilized in a preventative capacity. We are expanding our offerings to several high hazard industries, with an initial focus on utility companies. Wildfires ignited by utilities have turned into some of the most devastating wildfires in U.S. history, many of which have occurred in recent years. Western U.S. states in particular are becoming increasingly diligent in wildfire prevention efforts and increasing their investments to prevent wildfire risk.
We are focused on being an innovation leader in fire retardant, driving continuous improvements in product performance to offer increasing value for our customers. We have made significant enhancements in safety, environmental stewardship and effectiveness, as well as advancements in visibility and aerial drop performance. Working in partnership with the USDA Forest Service wildland fire chemicals group to characterize and develop new products, we consistently release new standard-setting products, recently including the Phos-Chek® “Fx” family of ultra-high visibility fugitive-colored products, Phos-Chek LCE20-Fx next generation liquid concentrate, which combines high performance with improved environmental performance, and Phos-Chek Fortify® durable retardant, which can offer season-long protection.

Firefighting Foams
We offer a comprehensive and effective line of firefighting foam, including Class A, Class B, Class A/B, and training foams.
Class A foam is primarily used to combat structural fires. Class A foam is specially formulated to make water more effective for structural fire suppression. The surfactants in Class A foam significantly reduce water’s surface tension, and, when mixed with air, create a foam blanket that surrounds fuels. The foam blanket creates a barrier between the fuel and the fire, knocking down the fire faster than water alone, and allowing fire fighters to see the areas of application. Utilizing Class A foam reduces the amount of water needed to extinguish the fire, reduces water damage, and increases firefighter safety through quicker knockdown and reduced mop-up/overhaul requirements. Perimeter’s Class A foam products are used by wildland firefighters to suppress wildland fires and are typically applied from various fixed wing air tankers, helicopters equipped with fixed tanks or buckets, standard fire engines or rapid attack brush trucks, or 5-gallon backpacks. In addition to wildfire suppression, Class A foam products are used by municipal and rural fire departments as a water enhancer to combat structural and other fires.
Class B foam is primarily used to combat flammable and combustible liquids. Fires caused by flammable and combustible liquids require foams designed for rapid extinguishment and a secure foam blanket to prevent reignition. The foam blanket must have good burn back resistance and strong integrity to minimize the spread of the fire from areas where the blanket has been compromised, for example by falling debris or the dragging of a fire hose or other equipment through the foam blanket. Our Class B foam products are primarily used by industrial customers with significant amounts of flammable and combustible liquids on-site, including petrochemical facilities, airports and other aviation and aerospace facilities, various military and defense facilities, and other industrial and commercial facilities.
Class A/B foam is a foam listed to fight both Class A (structural) fires and Class B (flammable liquid) fires. Our Class A/B foam products are primarily used by municipal fire departments. Training foam has similar characteristics to Class A and B foams but does not include active ingredients and has a shorter drain time so successive tests can be run without waiting for the foam to disappear. Training foam is used for training and exhibition purposes as well as in the evaluation of foam equipment.
We believe that we are an innovation leader in foams. Our Class B foams either use only C6 fluorosurfactant or are fluorine free. We offer several ground-breaking fluorine free firefighting foam formulations to aid the industry transition to reduce or eliminate the use of firefighting foams that contain Per- and polyfluoroalkyl substances (“PFAS”) in favor of fluorine-free foams. Our products are “ahead of the curve” on many fronts – including fire control performance, reduced viscosity, drainage time and higher stability.
Custom Equipment and Services
We offer a broad range of equipment and services to support live firefighting operations within our retardant and foam business lines. Our equipment and services are typically purchased and utilized in conjunction with our retardant or foam products and are often priced in a single bundle along with these products.
Custom equipment includes specialized air base retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; and mobile foam equipment. We also have the capability to design and manufacture highly custom equipment that operates at very high throughput and reliability levels, including equipment used to support emergency air tanker base and ground crew operations, as well as custom fire suppressant systems for stationary or portable operations typically used at industrial locations or for supporting municipality firefighting capabilities.
Custom services include design, construction, and installation of specialized air base retardant equipment, management and staffing of air base retardant operations, and management of air base supply and replenishment services. We have a broad service capability footprint, with full-service operations in over 50 United States and Canadian air bases, and equipment at over 100 bases globally.
Oil Additives Segment
The Oil Additives segment produces high quality P2S5 primarily used in the preparation of lubricant additives, including a family of compounds called ZDDP, which is considered a critical component essential in the formulation of engine oils – its main function is to provide anti-wear protection to engine components. In addition, ZDDP inhibits oxidation of engine oil by scavenging free radicals that initiate oil breakdown and sludge formation, resulting in better and longer engine function. P2S5 is also used in pesticide and mining chemicals applications. We offer several grades of P2S5 with varying degrees of phosphorus content, particle size, distribution, and reactivity to global customers. The P2S5 production process requires a high degree of technical expertise given the reactivity and need for safe transportation and handling. We are committed to being a technology and safety leader, with strong product stewardship and a strong safety track-record. We also conduct regular customer visits and provide extensive technical training to ensure customers are committed to operating safely.
We are focused on being an innovation leader in the oil additives market. Most recently, we engineered and patented superior storage and handling equipment to safely and efficiently handle and transport P2S5 with lower cost and maintenance requirements.
Key Market Drivers
There are several key market drivers for our business in the Fire Safety and Oil Additives segments.
Higher Acres Burned and Longer Fire Seasons
The USDA Forest Service data of the last 38 years shows that the acreage burned in the United States has increased over time. While there is variability in the acreage burned in any given year, the five-year trailing average of acres burned in the United States has increased from a five-year trailing average of 3.2 million acres burned in 1996, to a five-year trailing average of 8.1 million acres burned in 2021. The year 2020 was the most intense fire year recorded in U.S. history with over 10 million acres burned. The U.S. fire season is also lengthening on a consistent basis – according to a 2016 report published by Climate Central, the U.S. fire season is on average 105 days longer than it was in 1970. Climate Central also reported that the average number of large fires (larger than 1,000 acres) burning each year had tripled between the period of 1970s to 2010s, and the acres burned by such fires showed a six-fold increase in the 2010s compared to the 1970s. If acreage burned continues to increase and the fire season continues to lengthen, we expect the demand and usage of fire retardant to increase.
Increasing Wildland Urban Interfaces
Urban development is pushing farther out of cities and into the wilderness for both primary and secondary residences. For example, according to Proceedings of the National Academy of Sciences of the United States of America (“PNAS”), the Wildland-Urban Interface (“WUI”), an area where houses and wildland vegetation meet and intermingle, grew rapidly from 1990 to 2010 in terms of both number of new houses and land area, such that it was the fastest-growing land use type in the conterminous United States, with 97% of that growth the result of new housing. As of 2018, the WUI now includes one-third of all homes in the United States although it occupies less than one-tenth of the land area in the U.S. According to PNAS, when homes are built in the WUI, there will be more wildfires due to human ignitions, and wildfires that occur will pose a greater risk to lives and homes, they will be hard to fight, and letting natural fires burn becomes impossible. As the WUI expands and the number of homes at risk from wildland fires increases, we expect the use of retardant to protect property and life from threatening wildfires to increase.
Increasing Firefighting Aircraft Capacity and Usage
The size and capacity of the firefighting aircraft fleet is a key driver of the amount of fire retardant consumed annually, as demand for retardant typically outpaces available aircraft capacity, as evidenced by data regarding unable to fill aerial firefighting requests published by the National Interagency Fire Center. Since 2010, U.S. aircraft capacity increased significantly and is expected to further increase. Increasing air tanker capacity and modernization is a global trend, with more, larger, and more sophisticated tankers are being used in various parts of the world.
Value-Based and Dynamic Pricing Model Protects Attractive Margins
We believe that our comprehensive and closely intertwined product, equipment, and service offering (described above) provides tremendous value to our customers and serves as an important differentiator and margin enhancement tool. Furthermore, we are able to structure tiered pricing and annual pricing escalators with key customers, allowing the business to cover a portion of certain fixed costs in lower-volume years and protect margins over time.

Comprehensive Product Offering
We are a full-service turnkey supplier to many of our key customers. In the Fire Safety segment, in addition to providing fire retardant, we also provide specialized air base equipment including storage, mixing and loading equipment, as well as the air base management and training services necessary for land and aerial wildland firefighting. Our supply chain network also provides a critical service to our customers – we are able to deliver retardant within hours to over 150 air tanker bases in North America, often in emergency situations as our customers are fighting active and threatening wildfires.
In the Oil Additives segment, our competitive advantage is based primarily on our long-standing record of reliability and customer support, our global supply capability for critical, high quality raw materials, and our technical expertise to handle and transport hazardous products and manage complex logistics. We have the largest fleet of specialized tote bins in the world that utilize patented technology to ensure safe handling and transport of P2S5.
Move toward Fluorine Free Firefighting Foams
There is an accelerating transition in the fire suppression market towards products that do not contain fluorine. We expect Fluorine-Free Foams (“FFF”) to account for a growing percentage of the firefighting foam market over the next several years. We are positioned to be one of the key players in the FFF market. For example, we recently introduced SOLBERG® AVIGARD™ 3B and 6B for the aviation market, and SOLBERG® VERSAGARD™ AS-100 for oil and gas, and general firefighting applications. The latter is a 3x3 fluorine-free foam concentrate and is designed for extinguishing and securing both Class B and deep-seated Class A fires. In addition, SOLBERG® RE-HEALING™ RF3 is the only F3 that has an Underwriters Laboratories 162 sprinkler listing through non-aspirated standard sprinklers at the same low application rates as fluorinated Aqueous Film Forming Foams (“AFFF”). We expect to continue to invest to advance fluorine-free foam technology, increase Underwriters Laboratories and similar listings for our fluorine-free foams and equipment and introduce new solutions as the industry gets closer to fully transitioning away from AFFF and alcohol resistant AFFF solutions.
We are also in a unique position to assist customers in their transitions to FFF. We provide a variety of specialized equipment to customers, including fire suppression system components used in conjunction with our fluorine free offerings. We are also experienced in transition activities, including advising on system modifications associated with transition to fluorine free solutions, as well as performance testing to verify compliance with national and industry standards for new fluorine-free systems. For example, in the past, we have assisted Brisbane Airport (Australia), Schiphol Airport (Netherlands) and Transport Canada in their respective transitions to fluorine-free foams and systems.
Growth in Miles Driven, Opportunities in Secondary Markets
P2S5 is primarily used in the production of lubricant additives, including a family of compounds called ZDDP. The consumption of ZDDP and other lubricant additives is driven by the global social and economic trends of increased vehicle production and miles driven. Over the past 30 years, the number of global miles driven has increased resulting in more engine wear and tear and increased demand for motor oil. Secondary markets for P2S5 include agricultural applications in the production of intermediates for pesticides and insecticides, flotation chemistry in the mining industry, and for hydraulic and cutting fluids. A significant development opportunity exists for P2S5 in the emerging technology of lithium sulfide solid state electrolytes used in batteries for the electric vehicle market.
Nighttime Retardant Operations Opportunity
Nighttime retardant operations represent a significant expansion in the wildfire business and has been studied for several years, but has been limited to water. In 2021, a cooperative initiative among California counties, a helicopter company and the Company was created to provide limited retardant support for night operations. If the nighttime operations program is continued and expanded, this could add materially to our revenues.

Manufacturing Capabilities
Fire Retardant
Our primary fire retardant production facility is located at 10667 Jersey Boulevard, Rancho Cucamonga, California, 91730. Our Rancho Cucamonga location was opened in 2013, and has over 100,000 square feet of manufacturing, storage, office and laboratory space. The facility is located close to major air bases in southern California, including San Bernardino Air Base, one of USDA Forest Service highest volume air bases. The facility houses a modern laboratory, including a burn chamber, which has produced significant technical improvements to our fire retardant products, a number of which have been included in our newest product offerings.
In addition to our Rancho Cucamonga facility, we have fire retardant production capability at two Canadian plants, one in Kamloops, British Columbia, and the other in Sturgeon County, Alberta. These sites manufacture Phos-Chek® LC95A products for sale to Canadian customers. Our production facility in Aix-En-Provence, France, provides fire retardant to our European Union (“EU”) and Israeli customers, while our New South Wales, Australia, facility has repackaging and storing capability to serve our Australian customers.
We also utilize third party tolling and/or manufacturing locations in Moreland, Idaho and in Pasco, Washington. These facilities are located in close proximity to major USDA Forest Service air bases in the Northwest.
We utilize other tolling and warehouse facilities in strategic locations throughout North America to facilitate rapid shipment of products to our customers. Our retardant products are typically shipped and delivered within hours to any air base or customer location in North America.
Firefighting Foams
We produce firefighting foam products in Green Bay, Wisconsin and Mieres, Spain. Our Green Bay, Wisconsin facility was acquired in 2019 from Amerex Corporation (“Amerex”), and produces Class A and Class B foams. Our Mieres, Spain, facility also produces Class A and Class B foams. Both facilities have significant research and development capabilities and live fire testing capabilities. We have firefighting foam equipment manufacturing capabilities at our Post Falls, Idaho facility as well as at our tolling facility in Port Arthur, Texas.

Oil Additives
We have two key P2S5 production facilities. One is a tolling facility in Sauget, Illinois, operated by Flexsys Chemical Company, that primarily serves our customers in North America. The other facility is located in a chemical park in Knapsack, Germany, and serves our customers outside North America.
Intellectual Property Portfolio
Our intellectual property rights are valuable and important to our business, and we rely on copyrights, trademarks, trade secrets, non-disclosure agreements and electronic and physical security measures to establish and protect our proprietary rights. We intend to continue to pursue additional intellectual property protection on product and equipment enhancements to the extent we believe it would be beneficial and cost-effective.
As of December 31, 2021, our intellectual property portfolio consisted of the following:
•for the Fire Safety business, 11 owned U.S. patents, of which we expect 2 to expire in 5 years or less and 9 to expire in more than 5 years, and 41 owned foreign counterpart patents in certain foreign jurisdictions, of which we expect 26 to expire in 5 years or less and 15 to expire in more than 5 years, and
•for the Oil Additives business, 2 owned U.S. patents we expect to expire in 15 or more years. All of our patents and trademarks are registered or pending approval with the U.S. Patent and Trademark Office and in select international offices.
Our patent portfolio covers 20 countries and the protection is focused on key retardant technology and advancements, including corrosion inhibitors, fugitive color systems and liquid fire retardant compositions.
Sales and Marketing
Fire Retardant
Fire retardant customers are typically government agencies, with responsibility for protecting both government and private land, although we also serve commercial customers. We supply federal, state, provincial, local/municipal, and commercial customers around the world. We work diligently to build relationships with our customers and stakeholders, and we develop and enhance products and solutions in a highly collaborative manner with our key customers and stakeholders. We provide our retardants in various colors, forms (i.e., liquid or powder concentrates) and for various delivery methods (i.e., fixed wing aircraft, rotor wing aircraft, ground applied, etc.). We expect the demand for our retardant products, equipment, and services to grow, and we expect to continue to foster highly responsive and collaborative relationships with existing and potential customers and stakeholders.
Firefighting Foams
Our Class A foam customers primarily consist of local fire departments, which utilize our products for wildland and structural firefighting. Our Class B foam customers primarily consist of industrial, aviation, and military customers which store and utilize flammable liquids on-site. Our customers in the market for Class A/B foam primarily consist of municipal fire departments. We utilize a traditional sales force in marketing these products and seek to building lasting relationships with our customers.
Oil Additives
Our Oil Additives segment consists of a few key customers including Lubrizol, Afton, Infineum and Chevron. Given the consolidated nature of this business, our focus is on maintaining our existing customers and expanding their utilization of our products and services.
Customers
The markets in which we sell our products are, to varying degrees, cyclical and have experienced upswings and downturns. For fiscal year 2021, our revenues from sales to our two largest customers, the USDA Forest Service and the state of California were $103.0 million and $50.5 million, respectively, representing 40% and 19% of our Fire Safety segment revenues, respectively. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. As a supplier and service provider to the U.S. government, we are subject to certain heightened risks, such as those associated with the government’s rights to audit and conduct investigations and with its rights to terminate contracts for convenience or default. The loss of these customers would likely have a material adverse impact on our business, results of operations and cash flows.
Competition
Fire Retardant
Sales of fire retardant, and related equipment and services, accounted for 84% of our Fire Safety segment revenues in 2021. The fire retardant business is characterized by its highly specialized nature, its high cost-of-failure, and the integrated nature of the offering across products, specialized equipment, and services. As a result, development and testing of products, and the approval and licensing of such products, is typically a complex and lengthy process. We plan to maintain our market leadership position through continued investments in innovation and research and development focused on improving, enhancing and customizing our fire retardant products and services on behalf of our customers.
Firefighting Foams
Sales of firefighting foams, and related equipment and services, accounted for 16% of our Fire Safety segment revenues in 2021. The market for our firefighting foam products is highly fragmented, and subject to intense competition from various manufacturers launching their own competing products. We compete with a variety of firms that offer similar products and services, many of which are better capitalized than us and may have more resources than we do. We compete for clients based on the quality of our products, the quality and breadth of the equipment and services we offer in conjunction with our products, the quality and knowledge base of our employees, the geographic reach of our products and services, and pricing of our product. We believe that we offer our customers an attractive value proposition based on these competitive factors, which allows us to compete effectively in the marketplace.
Oil Additives
Our Oil Additives business is primarily focused on the North American and European markets, with a smaller focus in Asia and South America. In each of North America and Europe, we have one primary competitor. Competitive factors include the quality of our products, our reliability and consistency as a supplier, our ability to innovate and be highly responsive to our customers’ needs, and the pricing of our products.
Seasonality
Sales in our Fire Safety segment, of which approximately 78% are in the United States, are subject to significant seasonal variation due to the length and the severity of the fire season, which in North America typically extends from April through September, as well as the availability of air tanker capacity. Consequently, we record significant portion of our sales in the second and third quarter of our fiscal year.
Environmental and Regulatory
We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.
We are committed to manufacturing high quality products while at the same time protecting and preserving the earth’s natural resources and maintaining compliance with all applicable Environmental, Health and Safety Systems ("EHS") legal requirements. We have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, improve the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us.
Human Capital Management
Employees
As of December 31, 2021, we had 226 full-time employees and 13 temporary, seasonal or part-time employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike.
Health and Safety
Our commitment to safety is an essential part of our operating model with a zero-incident culture. We are dedicated to building, designing, maintaining, and operating our facilities to effectively manage process safety and other hazards, and to minimize risks. By partnering with our employees, we were able to maintain a safe work environment while meeting the needs of our customers. Our safety focus has never been more critical since the early days of the COVID-19 pandemic. We have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally.
Talent Development
We consider our employees to be our most valuable asset. The development, attraction and retention of employees is a critical success factor. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent.
Benefits
We offer attractive benefits packages that attract, retain, motivate and reward our talent, and we are committed to providing our employees and their families with programs that support their health and overall well-being. To assist employees with financial empowerment, we offer a 401(k) program. We also offer members the ability to save money on a tax-free basis through flexible spending accounts and health savings accounts. We offer competitive compensation programs that includes base pay, bonus and equity grants. Our full-time employees also receive paid time off and holidays.
Our equity compensation plans are designed to assist in attracting, retaining, motivating and rewarding key employees and directors, and promoting the creation of long-term value for our shareholders by closely aligning the interests of these individuals with those of our shareholders. Equity compensation, and specifically performance-based stock options, is a significant component of our equity-based compensation strategy and value-based culture.
Diversity
We value the uniqueness of each individual, new ideas, different experiences and fresh perspectives, and firmly believe that a diverse workforce fosters an environment of collaboration and innovation where everyone can perform to their highest potential and achieve personal and profession growth. Diversity and inclusion make us stronger as a company. We are committed to diversity at all levels of management and leadership, and our leadership team and our board of directors (the “Board”) are committed to improving diversity throughout the Company and fostering a more inclusive and open environment. Our workforce includes talented people from many backgrounds. We do not tolerate discrimination and are committed to high ethical standards and equal employment opportunities in all personnel actions without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status.
Available Information and Reporting Status
We file or furnish annual, quarterly and current reports and other documents with the SEC. The annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, will be made available free of charge on our website, www.perimeter-solutions.com, as soon as reasonably practicable, following the filing of the reports with the SEC. In addition, our website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information on or obtainable through our website is not incorporated into this Annual Report.
We are an emerging growth company ("EGC") as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGC. We will remain an EGC until the earliest of (i) the last day of the fiscal year: (a) following the fifth anniversary of an IPO; (b) in which PSSA has total annual gross revenue of at least $1.07 billion; or (c) in which PSSA is deemed to be a large accelerated filer, which means the market value of PSSA’s Ordinary Shares that are held by non-affiliates exceeds $700 million as of the last business day of PSSA’s prior second fiscal quarter, and (ii) the date on which PSSA has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
As an EGC, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Item 1A. Risk Factors.
Investing in our ordinary shares involves significant risks, some of which are described below. In evaluating our business, investors should carefully consider the following risk factors. These risk factors contain, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The order in which the following risks are presented is not intended to reflect the magnitude of the risks described. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects. In that case, the trading price of our ordinary shares could decline, perhaps significantly, and you therefore may lose all or part of your investment.
Risks Related to Our Business and Industry
A small number of customers represent a significant portion of our revenue, and a loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.
A small number of customers represent a significant portion of our revenue. A certain number of contracts with these customers are on an on-demand, as-needed basis, and there are no guaranteed minimums included in such contracts. In other cases, manufacturing disruptions at customer sites can significantly decrease customer demand. Because of the concentrated nature of our customer base and contract terms applicable to such customers, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. In addition, any cancellation of orders or any acceleration or delay in anticipated product purchases by our larger customers could materially affect our revenue and results of operations in any quarterly period. We may be unable to sustain or increase our revenue from our larger customers or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our business, financial condition and results of operations.
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
We are substantially dependent on sales to the USDA Forest Service and the state of California, which account for approximately 59% of our revenue related to our fire safety segment.
Sales to the USDA Forest Service and the state of California represent a substantial portion of our revenues and this concentration of our sales makes us substantially dependent on those customers. In fiscal year 2021, sales to the USDA Forest Service and the state of California accounted for approximately 59% of our revenue related to our fire-safety segment. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. If the USDA Forest Services and/or the state of California reduce their spend on our fire retardant products, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, financial condition and results of operations would be materially harmed.
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
We derived approximately 27% of our revenues from customers located in foreign countries in fiscal 2021. The amount of foreign sales we make may increase in the future. The additional risks of foreign sales include:
•potential adverse fluctuations in foreign currency exchange rates;
•higher credit risks;
•restrictive trade policies of the U.S. or foreign governments;
•currency hyperinflation and weak banking institutions;
•changing economic conditions in local markets;
•compliance risk related to local rules and regulations;
•political and economic instability in foreign markets;
•changes in leadership of foreign governments; and
•export restrictions due to local states of emergency for disease or illness.
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
Generally, we attempt to maintain an inventory position that is substantially balanced between our purchases and sales, including our future delivery obligations. We attempt to obtain a certain margin for our purchases by selling our product to our customers. However, market, weather or other conditions beyond our control may disrupt our expected supply of product, and we may be required to obtain supply at increased prices that cannot be passed through to our customers. For example, some of our supply contracts follow market prices, which may fluctuate through the year, while our product prices may be fixed on a quarterly or annual basis, and therefore, fluctuations in our supply may not be passed through to our customers and can produce an adverse effect on our margins.
Changes in the regulation of the petrochemical industry, a downturn in the oil additives and/or fire retardant end markets or our failure to accurately predict the frequency, duration, timing, and severity of changes in demand in such markets and the broader necessity for oil additives and/or firefighting related materials could adversely affect our business, financial condition and results of operations.
Our end markets experience constantly changing demand depending on a number of factors that are out of our control. In our oil additives business, we supply P2S5 which is primarily used in the lubricant additives market to produce a critical compound in engine oils. As more electric vehicles emerge on the automobile market, use of the internal combustion engine may decline, thereby lessening demand for our oil additive products. In our fire retardant business, demand is dependent on the occurrence of fires, which are seasonal and dependent on environmental and other factors. Changes in the occurrence, severity and duration of fires may change demand for our fire retardant products. For example, in 2019 we experienced the lowest U.S. fire season in 16 years. Seasonality in the fire retardant end market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. See “—The seasonal or cyclical nature of our business and severe weather events may cause demand for our products and services to be adversely affected while certain of our fixed costs remain the same, and prior performance is not necessarily indicative of our future results.” Our inability to offset the volatility of these end markets through diversification into other markets, could materially and adversely affect our business, financial condition and results of operations.

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
We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, service providers or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our reputation as well as our business, financial condition and results of operations.
There is no guarantee that we will be able to continue purchasing products from our suppliers on a long-term basis.
There is no guarantee that we will be able to continue purchasing products from our current suppliers on a long-term basis. Some supply contracts are renewable or renew automatically unless notice of termination is given, however there can be no assurance that they will be renewed or that notice of termination will not be given. We also have long-term relationships with certain suppliers, but there are no assurances that such relationships, and related supply, will continue. Finding a new supplier may take a significant amount of time and resources, and once we have identified such new supplier, we would have to ensure that they meet our standards for quality control and have the necessary technical capabilities, responsiveness, high-quality service and financial stability. Further, any changes in our supply would require requalification with the USDA Forest Service for products on the QPL. If we are unable to efficiently manage our supply chain and / or ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease. Any of these factors could impact our ability to supply our products to customers and consumers and may adversely affect our business, financial condition and results of operations.
Production interruptions or shutdowns could increase our operating or capital expenditures or negatively impact the supply of products resulting in reduced sales.
Manufacturing of our oil additives and fire retardant products is concentrated at certain facilities. In the event of a significant manufacturing difficulty, disruption or delay, we may not be able to develop alternate or secondary manufacturing locations without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our facilities are impacted by a natural disaster or other interruption at a particular location. Transferring manufacturing to another location may result in significant delays in the availability of our products. As a result, protracted regional crises, issues with manufacturing facilities, or the COVID-19 pandemic, could lead to eventual shortages of necessary components. It could be difficult or impossible, costly and time consuming to obtain alternative sources for these components, or to change products to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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
In addition, actions by a third-party logistics supplier that fail to comply with contract terms or applicable laws and regulations could result in such third-party logistics supplier exposing us to claims for damages, financial penalties and reputational harm, any of which could have a material adverse effect in our business, financial condition and results of operations.
Raw materials necessary for the production of our products and with limited sources of supply are susceptible to supply cost increases which we may not be able to pass onto customers, disruptions to the supply chain, and supply changes, any of which could disrupt our supply chain and could lead to us not meeting our contractual requirements.
All of the raw materials that go into the manufacture of our fire retardant and oil additive products are sourced from third-party suppliers. Some of the key raw materials used to manufacture our products come from limited or sole sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these raw materials and the risk that our suppliers discontinue or modify raw materials used in our products. We have a global supply chain and the COVID-19 pandemic has and may continue to adversely affect our ability to source raw materials in a timely or cost-effective manner from our suppliers. For example, reduction in shipping resources have resulted in longer lead times for key raw materials to be transported to our facilities. In addition, the lead times associated with certain raw materials are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience raw materials shortages and price fluctuations of certain key raw materials and materials, and the predictability of the availability and pricing of these raw materials may be limited. Raw materials shortages or pricing fluctuations could be material in the future. In the event of a raw materials shortage, supply interruption or material pricing change from suppliers of these raw materials, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these raw materials is time-consuming, difficult, and costly as they require extensive qualifications and testing, and we may not be able to source these raw materials on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these raw materials, or the inability to obtain these raw materials from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and could cause delays in shipment of our products and adversely affect our business, financial condition and results of operations. In addition, increased raw materials costs could result in lower gross margins. Even where we are able to pass increased raw materials costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these raw materials in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

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
However, research and development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our research and development results, which could result in excessive research and development expenses or delays. If we are unable to keep up with the technological developments and anticipate market trends, or if new technologies render our products obsolete, customers may no longer be attracted to our products. As a result, our business, financial condition and results of operations would be materially and adversely affected.
The seasonal or cyclical nature of our business and severe weather events may cause demand for our products and services to be adversely affected while certain of our fixed costs remain the same, and prior performance is not necessarily indicative of our future results.
Our operating revenues of our fire retardant business tend to be somewhat higher in summer months primarily due to the hotter/drier weather, which is generally correlated with a higher prevalence of wildfires. This is in part offset by the disbursement of our operations in both the northern and southern hemispheres, so that the summer seasons alternate.
The demand for our fire retardant products can be significantly impacted by the climate. While weather-related and other event-driven increases in demand can boost revenues through additional demand for our products for a limited time, we may incur increased costs in our efforts to produce enough products and to transport our products to our customers in a timely matter.
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
Increased interest and potential competition in our markets from existing and potential competitors may reduce our market share and could negatively impact our business, financial condition and results of operations. Historically we have had relatively few large competitors. Existing and potential competitors may have more resources and better access to capital markets to facilitate continued expansion. If there are new entrants into our markets, the resulting increase in competition may adversely impact our financial results.
If new products are introduced into the market that are lower in cost, have enhanced performance characteristics or are considered preferable for environmental or other reasons, demand for some of our products could be reduced or eliminated.
New fire retardants based on different chemistry or raw materials may be introduced by competitors in the future. These products may be lower in cost or have enhanced performance characteristics compared to our existing products, and our customers may find them preferable. Replacement of one or more of our products in significant volumes could have a material adverse effect on our business, financial condition and results of operations.

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
Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:
•cease selling products that contain asserted intellectual property;
•pay substantial damages for past use of the asserted intellectual property;

•obtain a license from the holder of the asserted intellectual property, which may not be available on reasonable terms; and
•redesign or rename, in the case of trademark claims, our products to avoid infringing the rights of third parties.
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
A portion of our revenues and earnings are generated by non-U.S. operations. Risks inherent in our global operations include:
•the potential for changes in socio-economic conditions, laws and regulations, including antitrust, import, export, labor and environmental laws, and monetary and fiscal policies;
•unsettled or unstable political conditions;
•government-imposed plant or other operational shutdowns;
•corruption;
•natural and man-made disasters,
•hazards and losses; and
•violence, civil and labor unrest, and possible terrorist attacks.
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
Even though we have conducted extensive due diligence on Perimeter, we cannot assure you that this diligence identified all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Perimeter’s and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about our securities or us. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by Perimeter or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.
Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our indebtedness.
As of December 31, 2021, we had $675.0 million in Senior Notes outstanding and no borrowings outstanding under our revolving credit facility.
Our substantial indebtedness could have significant effects on our operations. For example, it may:
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;
•increase the amount of our interest expense, because our borrowings are at variable rates of interest, which, if interest rates increase, would result in higher interest expense;
•cause credit rating agencies to view our debt level negatively;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•limit our ability to make strategic acquisitions, introduce new technologies or exploit business opportunities; and
•place us at a competitive disadvantage compared to our competitors that have less indebtedness.
The terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities, and our future debt level may limit our future financial and operating flexibility.
Our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years, and by prevailing credit market conditions. Moreover, if lenders or any future credit rating agency downgrade our credit rating, then we could experience increases in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness, be unable to receive open credit from our suppliers and trade counterparties, be unable to benefit from swings in market prices and shifts in market structure during periods of volatility in the crude oil and natural gas markets or suffer a reduction in the market price of our Common Stock. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future. The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected rates.
We may incur substantial additional indebtedness, which could further exacerbate the risks that we may face.
Subject to the restrictions in the agreements that govern our revolving credit facility, we may incur substantial additional indebtedness (including secured indebtedness) in the future. These restrictions are subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.

Any material increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:
•we would have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;
•increases in our outstanding indebtedness and leverage would increase its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and
•depending on the levels of our outstanding indebtedness, our ability to obtain additional financing for working capital, capital expenditures and general corporate purposes could be limited.
An increase in interest rates would increase the interest costs on our revolving credit facility and on our variable rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.
Interest payments for borrowings under our revolving credit facility are based on variable rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes.
Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt.
The discontinuation of LIBOR could adversely affect our operating results and financial condition.
LIBOR has been the subject of recent proposals for reform, and, in July 2017, the U.K. Financial Conduct Authority announced its desire to phase out the use of LIBOR by the end of 2021. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR will ultimately cease to exist after June 2023, causing the establishment of an alternative reference rate(s). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is proposing to replace U.S. dollar LIBOR with a newly created index which is calculated based on repurchase agreements backed by treasury securities. These alternative rates, if adopted, would be used to calculate our interest rates and/or payments on our variable rate indebtedness under our revolving credit facility. Any new reference rate may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form. As such, the potential effect of any such event is uncertain, but were it to occur, our cost of capital, financial results, cash flows and results of operations may be adversely affected. It is unknown whether any alternative reference rates will attain market acceptance as replacements of LIBOR.
Our business may be negatively impacted as a result of Russian actions in Ukraine.
The current military conflict between Russia and Ukraine, and related sanctions, export controls or other actions that may be initiated by nations, including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations.
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
Our fire retardant products are provided to emergency services personnel and are intended to protect lives and property, so we are subject to heightened liability risks if our products fail to provide such protection. While our products are effective in retarding fires, there is no guarantee such products will be able to stop all fires due to their unpredictability and variation in size and/or speed in which a fire is burning. In addition, fires need to be fought with the cooperation and assistance of local fire authorities as well as the additional tools and resources that they bring. Therefore, while we recognize the importance of the role our products play in these critical efforts, our products are not the only factor in fighting fires and therefore we cannot guarantee that our products will always be able to protect life and property. Any failure to do so could have an adverse effect on our business.
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
We manufacture, among other things, products used to extinguish fires. The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use our products properly or the malfunction of our products could result in serious bodily injury or death of the user. In such cases, we may be subject to product liability claims arising from the design, manufacture or sale of our products. If these claims are decided against us, and we are found to be liable, we may be required to pay substantial damages, and our insurance costs may increase significantly as a result. We cannot assure you that our indemnity and insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other indemnity or insurance coverage will continue to be available or, if available, that we will be able to obtain insurance at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations.
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
For example, we are a defendant in a multi-district litigation pending in the United States District Court for the District of South Carolina (“MDL”) relating to the manufacture, sale, and distribution of AFFF. The cases allege, among other things, groundwater contamination, drinking water contamination, damages to natural resources, and bodily injuries from exposure to PFAS chemicals in AFFF. There are over 2,000 cases currently pending in the MDL. The plaintiffs include, among others, individual firefighters, municipalities and corporate water providers, and state attorneys general. The lead defendants include 3M Company, Tyco Fire Products LP/Chemguard, and DuPont de Nemours, Inc./The Chemours Company, and approximately 10 to 15 other defendants including, among others, Amerex Corporation (“Amerex”). Amerex has been named as a defendant in approximately 1,300 AFFF lawsuits based on its prior ownership of The Solberg Company (“Solberg”), which Perimeter acquired from Amerex on January 1, 2019. Although Amerex retained certain pre-closing liabilities for Solberg, there are approximately 430 indemnity claims from Amerex, and a very small number of potential direct claims, that have been made against Perimeter on the basis of Perimeter’s ownership of Solberg after January 1, 2019. Amerex is barred from making new, third-party indemnity claims against Perimeter after December 31, 2021. There are also a small number of AFFF cases pending against Perimeter on the basis of its manufacturing, distribution, and sale of non-Solberg products, including Phos-Chek.
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
We operate on a global basis, with 27% of our revenues in fiscal 2021 made to destinations outside the United States, including Canada, Europe, Australia, Mexico and Israel. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State and the U.S. Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States, the EU and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.
In certain countries, we may engage third party agents or intermediaries, such as customs agents, to act on our behalf and if these third-party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties, or other sanctions being assessed against us. We take certain measures designed to ensure our compliance with U.S. export and economic sanctions law and we believe that we have never sold our products to Crimea, Cuba, Iran, North Korea or Syria through third party agents or intermediaries or made any effort to attract business from any of these countries. We also take steps to prevent our products from being sold, without the necessary legal authorization, to individuals or entities that are the subject or target of U.S. export and economic sanctions laws. However, it is possible that some of our products were sold or will be sold to distributors or other parties that, without our knowledge or consent, re-exported or will re-export such products to these countries or sanctioned persons. Although none of our non-U.S. distributors are located in, or to our knowledge, conduct business with Crimea, Cuba, Iran, North Korea or Syria, we may not be successful in ensuring compliance with limitations or restrictions on business with these or other countries subject to economic sanctions. We may be exposed to compliance-related risks with export control or economic sanctions laws and regulations in the future.
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
Our business operations and sales in countries outside the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the FCPA, as well as the United Kingdom Bribery Act of 2010 (the “UK Bribery Act”). The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies, their employees, their intermediaries and their agents from providing anything of value to government officials or any other persons for the purpose of improperly obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws may conflict with local customs and practices. We have policies in place that prohibit employees from making improper payments on our behalf. We continue to implement internal controls and procedures designed to promote compliance with anti-corruption, anti-bribery and anti-kickback laws, rules and regulations as well as mitigate and protect against corruption risks. We cannot provide assurance that our internal controls and procedures will protect us from reckless, criminal or other acts committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery and anti-kickback laws in international jurisdictions, either due to our own acts or omissions, or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.
Our contracts with the U.S. federal government subject us to additional oversight and risks inherent in the government procurement process.
We provide products and services, directly and indirectly, to a variety of government entities. In fiscal 2021, we derived approximately 37% of our revenue from multiple contracts with agencies of the U.S. federal government. As such, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business.
Risks associated with selling products and services to government entities include extended sales and collection cycles, varying governmental budgeting processes, and adherence to complex procurement regulations and other government-specific contractual requirements. We may be subject to audits and investigations relating to our government contracts and any violations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our business, financial condition and results of operations.
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
The Frank R. Lautenberg Chemical Safety for the 21st Century Act modified the Toxic Control Substances Act (“TSCA”), by requiring the Environmental Protection Agency (“EPA”), to prioritize and evaluate the environmental and health risks of existing chemicals and provided the EPA with greater authority to regulate chemicals posing unreasonable risks. According to this statute, the EPA is required to make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can go into production. As a result, TSCA now operates in a similar fashion to the REACH legislation in Europe. These laws and regulations, among others, increase the complexity and costs of transporting our products from the country in which they are manufactured to our customers. Further changes to these and similar regulations could restrict our ability to expand, build or acquire new facilities, require us to acquire costly control equipment, cause us to incur expenses associated with remediation of contamination, cause us to modify our manufacturing or shipping processes or otherwise increase our cost of doing business and have a negative impact on our business, financial condition and results of operations. In addition, the adoption of new laws, rules or regulations related to climate change poses risks that could harm our results of operations or affect the way we conduct our businesses. For example, new or modified regulations could require us to make substantial expenditures to enhance our environmental compliance efforts.
New or stricter laws and regulations may be introduced that could result in additional compliance costs and prevent or inhibit the development, manufacture, distribution and sale of our products. For example, certain PFAS in firefighting foam may become regulated as hazardous substances, phased out or banned. The USDA Forest Service may also change its qualification process or determine that our products no longer qualify under existing requirements. Such outcomes could adversely impact our business, financial condition and results of operations.
Environmental laws and regulations may subject us to significant liabilities. Changes to existing EHS requirements or the adoption of new EHS requirements, changes to the enforcement of EHS requirements, and the discovery of additional or unknown conditions at facilities owned, operated or used by us or at or near which our products were, are, or will be used, to the extent not covered by indemnity, insurance or a covenant not to sue, could have a material adverse effect on our business, financial condition and results of operations.
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
We obtain Phase I or similar environmental site assessments for most of the manufacturing facilities we own or lease at the time we either acquire or lease such facilities. These assessments typically include general inspections. These assessments may not reveal all potential environmental liabilities and current assessments are not available for all facilities. Consequently, there may be material environmental liabilities of which we are not aware. In addition, ongoing cleanup and containment operations may not be adequate for purposes of future laws and regulations. The conditions of our properties could also be affected in the future by neighboring operations or the conditions of the land in the vicinity of our properties. These developments and others, such as increasingly stringent environmental laws and regulations, increasingly strict enforcement of environmental laws and regulations, or claims for damage to property or injury to persons resulting from the environmental, health or safety impact of our operations, may cause us to incur significant costs and liabilities that could have a material adverse effect.
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
P2S5 is transported through a combination of ground and sea. These materials are highly combustible and difficult to transport, so they must be handled carefully and in accordance with applicable laws and regulations. An incident in the transportation of our materials or our failure to comply with laws and regulations applicable to the transfer of such products could lead to human injuries or significant property damage, regulatory repercussions or could make it difficult to fulfill our obligations to our customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

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
If the products we sell do not have the intended effects, our business may suffer and it may be subject to products liability or other legal actions. Our products contain innovative combinations of materials. While there is data available with respect to the environmental impacts of our fire retardant products that are conducted by governmental agencies, this data is limited to certain locations and periods and therefore, may not capture all the possible environmental impacts and side effects of use or repeated use of our fire retardant products. Similarly, there have been toxicological studies conducted on the impact of our products on certain fish and mammalian species, however, this is limited in scope and therefore, does not present all the potential side effects and/or the products’ interaction with animal biochemistry. As a result, our products could have certain impact on the environment or the animal population that is currently unknown by the Company.
Legal and regulatory claims, investigations and proceedings may be initiated against us in the ordinary course of business. The outcomes and the amounts of any damages awarded, or fines or penalties assessed, cannot be predicted, and could have a material adverse effect on our reputation as well as our business, financial condition and results of operations.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the NYSE rules. The requirements of these rules and regulations will impact our legal, accounting and compliance expenses, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Ensuring that we will have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We do not have an internal audit group and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.
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
In connection with the audit of the 2021 financial statements for Successor and Predecessor periods, we identified two additional material weaknesses in internal control over financial reporting. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were ineffective as of December 31, 2021, as further described in Item 9A, Controls and Procedures—Changes in Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of appropriately designed and implemented controls (i) to maintain segregation of duties between the creation, posting and approval of journal entries and (ii) to ensure the assumptions made in connection with estimates used to value intangible assets acquired in business combinations are sufficiently reviewed.
We have taken and are taking steps to remediate these material weaknesses by, among other things, hiring an additional qualified accounting resource, engaging outside resources to assist with the design and implementation of a system of risk-based internal controls, enhancing and formalizing our accounting, business operations and information technology policies, procedures and controls, planning to use outside resources to enhance our business documentation process, provide company-wide training and to help with management’s self-assessment and testing of internal controls, and revising user access controls to maintain segregation of duties between the creation, posting and approval of journal entries in our accounting system.. However, we are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above.
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
If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares.

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
The registration statement on Form S-4 filed in connection with the Business Combination included our unaudited pro forma condensed consolidated combined financial statements for us. Those unaudited pro forma condensed consolidated combined financial statements were presented for illustrative purposes only, were based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed consolidated combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination been consummated on the dates related to those pro forma, or the future consolidated results of operations or financial position of us. Accordingly, our business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed consolidated combined financial statements included in the registration statement filed in connection with the Business Combination.
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
The price of our ordinary shares and warrants may fluctuate significantly due to general market and economic conditions. An active trading market for our ordinary shares and warrants may never develop or, if developed, it may not be sustained. In addition, the price of our ordinary shares and warrants can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our ordinary shares become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our ordinary shares may be more limited than if it were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your Company securities unless a market can be established or sustained.
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
Under the terms of the Business Combination Agreement, we will have limited recourse against SK Holdings or its affiliates for losses and liabilities arising or discovered after the closing of the Business Combination. Except in the event of fraud or for certain specific indemnification matters, we cannot make a claim for indemnification against SK Holdings or its affiliates for a breach of the representations and warranties or covenants in the Business Combination Agreement. In connection with the Business Combination, we obtained a representation and warranty insurance policy to provide indemnification for breaches of certain representations and warranties which policy is subject to certain specified limitations and exclusions. There can be no assurance that, in the event of a claim, the insurance policy will cover the relevant losses, or that proceeds that are recoverable under the insurance policy (if any) will be sufficient to compensate us for any losses incurred. Therefore, we may have limited recourse against SK Holdings or its affiliates and/or the representations and warranties insurance provider in respect of claims for breach of the warranties, covenants and other provisions in the Business Combination Agreement, which could have a material adverse effect on our business, financial condition and results of operations.
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
We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following the fifth anniversary of the completion of the initial public offering; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. If we elect to avail ourselves of such extended transition period, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
The EverArc Founders, all of whom are directors in our company, have interests that are different, or in addition to the interests of our shareholders.
As a result of the Founder Advisory Agreement entered into by EverArc and the EverArc Founder Entity (and assumed by us upon the Merger) to provide incentives to the EverArc Founders to achieve EverArc’s, and following the Merger, the Company’s, objectives, the EverArc Founders have interests that are different and in addition to your interests as a shareholder and/or warrant holder generally. Specifically, under the Founder Advisory Agreement, as consideration for services provided to the Company by the EverArc Founder Entity, including strategic and capital allocation advice, the Company will pay the EverArc Founder Entity:
•a fixed advisory amount (the “Fixed Annual Advisory Amount”) and a variable advisory amount which variable amount is earned solely based upon appreciation of the market price of our ordinary shares (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) as follows:
•a Fixed Annual Advisory Amount equal to 1.5% of 157,137,410 PSSA Ordinary Shares outstanding on the Closing Date (in each case, payable in our ordinary shares or partly in cash, at the election of the EverArc Founder Entity provided that at least 50% of such amounts are paid in our ordinary shares). The Fixed Annual Advisory Amount earned as of December 31, 2021 was $32.1 million; and
•a Variable Annual Advisory Amount based on the appreciation of the market price of our ordinary shares if such market price exceeds certain trading price minimums (in each case, payable in our ordinary shares or partly in cash, at the election of the EverArc Founder Entity provided that at least 50% of such amounts are paid in our ordinary shares). The Variable Annual Advisory Amount earned as of December 31, 2021 was $102.5 million.
With respect to the fixed annual advisory fee, the EverArc Founder Entity will earn such advisory fee even if our shareholders earn a negative return following the consummation of the Business Combination.
Pursuant to the Founder Advisory Agreement, we may be required to pay significant fees to the EverArc Founder Entity, which could reduce cash available for investment in the business, working capital and distribution to shareholders.
We are required to pay the EverArc Founder Entity a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount each year until the years ending December 31, 2027 and December 31, 2031, respectively, pursuant to the Founder Advisory Agreement. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the total fees will be paid in PSSA Ordinary Shares and the remainder in cash. For the year ended December 31, 2021, the EverArc Founder Entity elected to receive approximately 60% of the fees in PSSA Ordinary Shares and the remainder ($53.5 million) in cash. If the EverArc Founder Entity elects to receive a portion of the future fees in cash, we may need to use cash from operations, borrowings or other sources to make the payment, which will reduce cash available for investing activities, working capital and/or distribution to shareholders.
For additional information about the Founder Advisory Agreement, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Founder Advisory Agreement” and Note 12, “Related Parties,” in the notes to the consolidated financial statements included in this Annual Report.

Our shareholders will experience dilution as a consequence of the issuance of our ordinary shares as payment for each of the fixed and variable annual advisory fees payable to the EverArc Founder Entity.
We will be obligated to pay the fixed and variable annual advisory fees to the EverArc Founder Entity until the years ending December 31, 2027 and 2031, respectively. The portion of the fixed and variable advisory fee payable in our ordinary shares will reduce the percentage shareholdings for those shareholders holding our ordinary shares.
Pursuant to the Founder Advisory Agreement, we will be required to make a termination payment if the Founder Advisory Agreement is terminated under certain circumstances.
In the event the Founder Advisory Agreement is terminated by us upon the Company ceasing to be traded on the NYSE or by the Company upon a sale of us we will pay the EverArc Founders a termination payment in cash. This termination payment may be substantial and will be immediately due and payable on the date of termination of the Founder Advisory Agreement.
Risks Related to Investment in a Luxembourg Company
We are organized under the laws of the Grand Duchy of Luxembourg. It may be difficult for you to obtain or enforce judgments or bring original actions against us or the members of our Board in the U.S.
We are organized under the laws of the Grand Duchy of Luxembourg. In addition, some of the members of our Board and officers reside outside the U.S. Investors may not be able to effect service of process within the U.S. upon us or these persons or enforce judgments obtained against us or these persons in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the U.S. federal securities laws. Likewise, it also may be difficult for an investor to enforce in U.S. courts judgments obtained against us or these persons in courts located in jurisdictions outside the U.S., including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Awards of punitive damages in actions brought in the U.S. or elsewhere are generally not enforceable in Luxembourg.
As there is no treaty in force on the reciprocal recognition and enforcement of judgments in civil and commercial matters between the U.S. and Luxembourg, courts in Luxembourg will not automatically recognize and enforce a final judgment rendered by a U.S. court. Pursuant to the general provisions of Luxembourg law for the enforcement of foreign judgments and in particular, but not limited to, article 678 of the Luxembourg New Code of Civil Procedure, a party who obtains a final judgment from a court of competent jurisdiction in the U.S. may initiate enforcement proceedings in Luxembourg (exequatur) and the District Court (Tribunal d’Arrondissement) may authorize the enforcement in Luxembourg of the U.S. judgment without re-examination of the merits, if it is satisfied that the following conditions are met (which conditions may change):
•the judgment of the U.S. court is final and enforceable (exécutoire) in the U.S.;
•the U.S. court had jurisdiction over the subject matter leading to the judgment according to the Luxembourg conflict of jurisdictions rules (that is, its jurisdiction was in compliance both with Luxembourg private international law rules and with the applicable domestic U.S. federal or state jurisdictional rules);
•the U.S. court applied to the dispute the substantive law that would have been applied by Luxembourg courts (based on recent case law and legal doctrine, it is not certain that this condition would still be required for an exequatur to be granted by a Luxembourg court);
•the judgment was granted following proceedings where the counterparty had the opportunity to appear and, if it appeared, to present a defense, and the decision of the foreign court must not have been obtained by fraud, but with the procedural rules of the jurisdiction in which the judgment was rendered, in particular, in compliance with the rights of the defendant;
•the U.S. court acted in accordance with its own procedural laws; and
•the decisions and the considerations of the U.S. court must not be contrary to Luxembourg international public policy rules or have been given in proceedings of a tax or criminal nature or rendered subsequent to an evasion of Luxembourg law (fraude à la loi). Awards of damages made under civil liabilities provisions of the U.S. federal securities laws, or other laws, which are classified by Luxembourg courts as being of a penal or punitive nature (for example, fines or punitive damages), might not be recognized by Luxembourg courts. Ordinarily, an award of monetary damages would not be considered as a penalty, but if the monetary damages include punitive damages, such punitive damages may be considered a penalty.

In addition, actions brought in a Luxembourg court against us, the members of our Board, or our officers to enforce liabilities based on U.S. federal securities laws may be subject to certain restrictions. In particular, Luxembourg courts generally do not award punitive damages. Litigation in Luxembourg also is subject to rules of procedure that differ from the U.S. rules, including, with respect to the taking and admissibility of evidence, the conduct of the proceedings and the allocation of costs. Proceedings in Luxembourg would have to be conducted in the Luxembourgish, French or German language, and all documents submitted to the court would, in principle, have to be translated into Luxembourgish, French or German. For these reasons, it may be difficult for a U.S. investor to bring an original action in a Luxembourg court predicated upon the civil liability provisions of the U.S. federal securities laws against us, the members of our Board, or our officers. In addition, even if a judgment against us, the non-U.S. members of our Board, or our officers based on the civil liability provisions of the U.S. federal securities laws is obtained, a U.S. investor may not be able to enforce it in U.S. or Luxembourg courts.
Our directors and officers have entered into, or will enter into, indemnification agreements with us. Under such agreements, the directors and officers will be entitled to indemnification from us to the fullest extent permitted by Luxembourg law against liability and expenses reasonably incurred or paid by him or her in connection with any claim, action, suit, or proceeding in which he or she would be involved by virtue of his or her being or having been a director or officer and against amounts paid or incurred by him or her in the settlement thereof. Luxembourg law permits us to keep directors indemnified against any expenses, judgments, fines and amounts paid in connection with liability of a director towards us or a third party for management errors i.e., for wrongful acts committed during the execution of the mandate (mandat) granted to the director by us, except in connection with criminal offenses, gross negligence or fraud. The rights to and obligations of indemnification among or between us and any of our current or former directors and officers are generally governed by the laws of Luxembourg and subject to the jurisdiction of the Luxembourg courts, unless such rights or obligations do not relate to or arise out of such persons’ capacities listed above. Although there is doubt as to whether U.S. courts would enforce this indemnification provision in an action brought in the U.S. under U.S. federal or state securities laws, this provision could make it more difficult to obtain judgments outside Luxembourg or from non-Luxembourg jurisdictions that would apply Luxembourg law against our assets in Luxembourg.
Luxembourg and European insolvency and bankruptcy laws are substantially different from U.S. insolvency and bankruptcy laws and may offer our shareholders less protection than they would have under U.S. insolvency and bankruptcy laws.
As a company organized under the laws of the Grand Duchy of Luxembourg and with our registered office in Luxembourg, we are subject to Luxembourg insolvency and bankruptcy laws in the event any insolvency proceedings are initiated against us including, among other things, Council and European Parliament Regulation (EU) 2015/848 of 20 May 2015 on insolvency proceedings (recast). Should courts in another European country determine that the insolvency and bankruptcy laws of that country apply to us in accordance with and subject to such EU regulations, the courts in that country could have jurisdiction over the insolvency proceedings initiated against us. Insolvency and bankruptcy laws in Luxembourg or the relevant other European country, if any, may offer our shareholders less protection than they would have under U.S. insolvency and bankruptcy laws and make it more difficult for them to recover the amount they could expect to recover in a liquidation under U.S. insolvency and bankruptcy laws.
The rights of our shareholders may differ from the rights they would have as shareholders of a U.S. corporation, which could adversely impact trading in our ordinary shares and our ability to conduct equity financings.
Our corporate affairs are governed by our articles of association and the laws of Luxembourg, including the Luxembourg Company Law (loi du 10 août 1915 sur les sociétés commerciales, telle que modifiée). The rights of our shareholders and the responsibilities of our directors and officers under Luxembourg law are different from those applicable to a corporation incorporated in the U.S. For example, under Delaware law, the Board of a Delaware corporation bears the ultimate responsibility for managing the business and affairs of a corporation. In discharging this function, directors of a Delaware corporation owe fiduciary duties of care and loyalty to the corporation and its shareholders. Luxembourg law imposes, among others, a duty on directors of a Luxembourg company to: (i) act in good faith with a view to the best interests of a company; and (ii) exercise the care, diligence, and skill that a reasonably prudent person would exercise in a similar position and under comparable circumstances. Additionally, under Delaware law, a shareholder may bring a derivative action on behalf of a company to enforce a company’s rights. Under Luxembourg law, the Board has sole authority to decide whether to initiate legal action to enforce a company’s rights (other than, in certain circumstances, an action against members of our Board, which may be initiated by the general meeting of the shareholders, or, subject to certain conditions, by minority shareholders holding together at least 10% of the voting rights in the company). Further, under Luxembourg law, there may be less publicly available information about us than is regularly published by or about U.S. issuers. In addition, Luxembourg laws governing the securities of Luxembourg companies may not be as extensive as those in effect in the U.S., and Luxembourg laws and regulations in respect of corporate governance matters might not be as protective of minority shareholders as are state corporation laws in the U.S. Therefore, our shareholders may have more difficulty in protecting their interests in connection with actions taken by our directors, officers or principal shareholders than they would as shareholders of a corporation incorporated in the United States. As a result of these differences, our shareholders may have more difficulty protecting their interests than they would as shareholders of a U.S. issuer.
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
For purposes of this discussion, a (“U.S. Holder”) is a beneficial owner of our securities that is, for U.S. federal income tax purposes: (i) an individual who is a citizen or resident of the United States; (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is subject to U.S. federal income tax regardless of its source; or (iv) a trust if (a) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust; or (b) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.
If we are or become a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for any taxable year during which a U.S. Holder holds our ordinary shares or warrants, certain adverse U.S. federal income tax consequences may apply to such U.S. Holder. Assuming certain transactions related to the Business Combination qualifies as an F Reorganization, we should be treated as the same corporation as EverArc for purposes of the PFIC provisions. Accordingly, our PFIC status may depend on whether EverArc has qualified for the PFIC start-up exception. EverArc’s and our actual PFIC status for any taxable year will not be determinable until after the end of such year and, in the case of the application of the start-up exception to EverArc for its taxable year that ended on October 31, 2020, until after the end of our second succeeding taxable year. Accordingly, there can be no assurance that we will not be treated as a PFIC for any taxable year.
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
If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares, such person may be treated as a “United States shareholder” with respect to each of PSSA and our direct and indirect subsidiaries (“PSSA Group”) that is a controlled foreign corporation ("CFC") for U.S. federal income tax purposes. If the PSSA Group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs regardless of whether we are treated as a CFC. The PSSA Group includes a U.S. subsidiary.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. In addition, the Biden administration and members of Congress have proposed various changes to the U.S. federal tax regime, including an increase in the U.S. federal corporate income tax rate from the current 21% rate to, in various proposals, 26.5% or 28%. Congress is currently working on draft legislation, which may include the proposed or other changes to the U.S. federal tax law; however, it is not yet clear what changes will be made or when, or what impact any such changes will have on us.
General Risk Factors
We may require additional capital to fund our operations. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations, we may not be able to compete successfully, which would harm our business, financial condition and results of operations.
We expect to devote substantial financial resources to our ongoing and planned activities. We expect our expenses to continue to increase as our volumes and revenues increase. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain additional capital to fund our continuing operations.
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
Although we conduct our business primarily in U.S. dollar, we also conduct business in many different currencies. Accordingly, currency exchange rates affect our results of operations. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we conduct business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Currency controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows. For example, if the U.S. dollar were to strengthen against a local currency, our operating margin would be adversely impacted in the country to the extent significant costs are denominated in U.S. dollars while our revenues are denominated in such local currency.
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
Several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States, and we expect additional jurisdictions may enact similar regulations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol addresses. Within the European Union, legislators have adopted the General Data Protection Regulation (the “GDPR”) which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance.
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
We also handle credit card and other personal information. Due to the sensitive nature of such information, we have implemented procedures in an effort to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these procedures, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, and/or collect and store credit card information, which could disrupt our business.
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
Our success depends on the continuing services of certain members of the current management team. Our executive team are incentivized by share-based compensation grants that align the interests of investors with the executive team and certain executives have employment agreements. The loss of key management, employees or third-party contractors could have a material and adverse effect on our business, financial condition and results of operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing shareholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table indicates our principal manufacturing, distribution and equipment service locations and the reportable segment that makes major use of them. Except as otherwise indicated, we lease these facilities.

	Fire Safety	Oil Additives
Rancho Cucamonga, California	X
Kamloops, British Columbia, Canada	X
Sturgeon County, Alberta, Canada	X
Aix-En-Provence, France	X
New South Wales, Australia	X
Green Bay, Wisconsin*	X
Mieres, Spain*	X
Post Falls, Idaho	X
Knapsack, Germany		X
Sauget, Illinois†		X
Luxembourg, Grand Duchy of Luxembourg (Headquarters)

*Owned
†Tolling facility

Item 3. Legal Proceedings.
We are involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including a number of matters related to the aqueous film forming foam litigation consolidated in the District of South Carolina multi-district litigation and other similar matters pending in other jurisdictions in the United States. Our exposure to losses, if any, is not considered probable or reasonably estimable at this time.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On November 9, 2021, our ordinary shares were admitted for trading on the NYSE under the symbol “PRM.” As of March 21, 2022, the closing price of our ordinary shares on the NYSE was $11.85 and we had 48 shareholders of record.
Dividend Policy
In accordance with the Luxembourg company law, from our annual net profits, at least 5% shall each year be allocated to a reserve (the “Legal Reserve”). That allocation to the Legal Reserve will cease to be required as soon and as long as the Legal Reserve amounts to 10% of the amount of our share capital. The general meeting of shareholders has the power to make a resolution on the payment of dividends upon the recommendation of our Board. In deciding whether to recommend any future dividend, the Board would take into account any legal or contractual limitation, our actual and anticipated future earnings, cash flows, debt service and capital requirements, our business plans and such other matters as the Board believes appropriate, in its discretion. We anticipate that any available cash will be retained by us to satisfy our operational and other cash needs, accordingly, we do not expect to pay any cash dividend on our ordinary shares in the foreseeable future.
Share Repurchase Plan
On December 7, 2021, subject to the approval of our shareholders, the Board authorized a share repurchase plan (the “Share Repurchase Plan”). Under the Share Repurchase Plan, we and our subsidiaries are authorized to repurchase up to $100.0 million of our issued and outstanding ordinary shares at any time during the next 24 months or, if different, such other timeframe as approved by our shareholders. Repurchases under the Share Repurchase Plan may be made, from time to time, in such quantities, in such manner and on such terms and conditions and at prices we deem appropriate. The Share Repurchase Plan does not obligate us to acquire any particular amount of ordinary shares and may be modified or suspended at any time and could be terminated prior to completion. The repurchase program will be funded with cash on hand or borrowings under our revolving credit facility. Any repurchased ordinary shares will be retired.
We did not repurchase any shares under the Share Repurchase Plan during the Successor Period.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Annual Report. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under Part I, Item 1A “Risk Factors” in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Overview
PSSA, a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg for the purpose of effecting a business combination. PSSA is headquartered in the Grand Duchy of Luxembourg with global operations in North America, Europe, and Asia Pacific.
On November 8, 2019, EverArc was formed for the purpose of undertaking an acquisition of one target company or business. EverArc completed its initial public offering on December 17, 2019 by placing 34,000,000 EverArc Ordinary Shares and accompanying EverArc Warrants and an additional offering on January 15, 2020 by issuing 6,800,000 EverArc Ordinary Shares with no accompanying EverArc Warrants, generating net proceeds of $401.0 million. The net proceeds were not placed in any trust or escrow account but were instead held in U.S. Treasuries or money market fund instruments to be used to fund an initial business combination. EverArc Ordinary Shares and EverArc Warrants were listed for trading on the London Stock Exchange under the symbols “EVRA,” and “EVWA,” respectively.
The Merger Sub was also formed solely in contemplation of a business combination. EverArc or the Merger Sub had not commenced any operations, had only nominal assets and had no liabilities or contingent liabilities, nor any outstanding commitments other than those in connection with contemplated business combination.
On the Closing Date, PSSA consummated the transactions contemplated by the Business Combination with EverArc, SK Holdings, Perimeter Solutions and the Merger Sub pursuant to the Business Combination Agreement dated June 15, 2021.
Pursuant to the Business Combination Agreement,
•On November 8, 2021:
•the Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of PSSA;
•pursuant to the Merger, 155,832,600 EverArc Ordinary Shares outstanding immediately prior to the Merger were exchanged for ordinary shares of PSSA Ordinary Shares; and
•34,020,000 outstanding EverArc Warrants, in each case, with each whole warrant entitling the holder thereof to purchase one-fourth of an EverArc Ordinary Share at an exercise price of $12.00 per whole EverArc Ordinary Share, were converted into the right to purchase PSSA Warrants; and
On November 8, 2021, EverArc Ordinary Shares and EverArc Warrants were formally delisted from the London Stock Exchange and pursuant to the Subscription Agreements the EverArc Subscribers purchased an aggregate of 115,000,000 EverArc Ordinary Shares at $10.00 per share that were converted into PSSA Ordinary Shares pursuant to the Merger.
•On November 9, 2021:
•SK Holdings (i) along with officers and certain key employees of SK Intermediate contributed a portion of their ordinary shares in SK Intermediate to PSSA in exchange for 10 million 6.50% Redeemable Preferred Shares of PSSA (“Redeemable Preferred Shares"), nominal value of $10.00 per share, valued at $100.0 million and (ii) sold its remaining ordinary shares in SK Intermediate for approximately $1,900.0 million in cash subject to certain customary adjustments for working capital, transaction expenses, cash and indebtedness;
•PSSA's ordinary shares, nominal value, $1.00 per share, listed and began trading on the NYSE under the symbol "PRM"; and
•the Management Subscribers were granted an aggregate of 1,104,810 PSSA Ordinary Shares at $10.00 per share as consideration and the Director Subscribers purchased an aggregate of 200,000 PSSA Ordinary Shares at $10.00 per share.
•$675.0 million Senior Notes issued by EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc under an indenture dated as of October 22, 2021 was assumed by SK Invictus Intermediate II S.à r.l., a private limited liability company governed by the laws of the Grand Duchy of Luxembourg (“SK Intermediate II.”)
The cash consideration for the Business Combination was funded through cash on hand, proceeds from the sale of the EverArc Ordinary Shares to the EverArc Subscribers, proceeds from the issuance of Senior Notes and borrowings under our revolving credit facility.
In connection with the Business Combination, the Merger was accounted for as a common control transaction, where substantially all of the net assets of PSSA will be those previously held by EverArc. Upon the acquisition of SK Intermediate, PSSA was determined to be the Successor and SK Intermediate was deemed to be the Predecessor. The business combination with SK Intermediate was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting, our consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2021 to November 8, 2021 (the “2021 Predecessor Period”); the year ended December 31, 2020 (the “2020 Predecessor Period”); the year ended December 31, 2019 (the “2019 Predecessor Period”); and the period on and after the consummation of the Business Combination, from the Closing Date to December 31, 2021 (the “Successor Period”).
SK Intermediate was formed by SK Capital Partners IV-A, L.P. and SK Capital Partners IV-A, L.P. (collectively, the “Sponsor”) on February 12, 2018 and commenced operations on the same date.
We are a global solutions provider, producing high-quality firefighting products and lubricant additives. Approximately 73% of our annual revenues is derived in the United States, approximately 13% in Europe, approximately 7% in Canada and approximately 2% in Mexico, respectively, and remaining approximately 5% across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Oil Additives.
The Fire Safety business is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. Our Fire Safety business also offers specialized equipment and services, typically in conjunction with our fire management products to support firefighting operations. Our specialized equipment includes air base retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that we custom design and manufacture to meet specific customer needs. Our service network can meet the emergency resupply needs of over 150 air tanker bases in North America, as well as many other customer locations globally. The segment is built on the premise of superior technology, exceptional responsiveness to our customers’ needs, and a “never-fail” service network. Significant end markets include primarily government-related entities and are dependent on concessions, licenses, and permits granted by the respective governments and commercial customers around the world.
The Oil Additives business produces and sells high quality P2S5 primarily used in the preparation of lubricant additives, including a family of compounds called ZDDP that provide critical anti-wear protection to engine components. In addition, they inhibit oxidation of the oil by scavenging free radicals that initiate oil breakdown and sludge formulation, resulting in better and longer engine function. P2S5 is also used in pesticide and mining chemicals applications. Significant end markets are primarily producers of engine oil additives.

Known Trends and Uncertainties
Growth in Fire Safety
We believe that our Fire Safety segment benefits from several secular growth drivers, including increasing fire severity, as measured by higher acres burned and longer fire seasons, a growing wildland urban interface, and increasing airtanker capacity. We believe that these trends are prevalent in North America, as well as globally.
We are also attempting to grow our fire prevention and protection business, which is primarily focused on high hazard industries like electrical utilities, railroads and transportation agencies. Fire prevention products can be used to prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas. Treating these areas ahead of the fire season can potentially stop ignitions from equipment failures or sparks. Our new Phos-Chek Fortify product, applied before or early in the fire season, can provide protection all season. In addition, Phos-Chek Fortify can proactively be applied to protect high value assets and critical infrastructure from the danger of wildfire.
We expect these trends to continue in 2022 and beyond and drive growth in demand for fire retardant products. We have invested and also intend to continue investing in the expansion our fire safety business through acquisitions in order to further grow our global customer base. Acquisitions and divestitures during the most recent two fiscal years are described in Note 3, “Business Acquisitions,” in the notes to the consolidated financial statements included in this Annual Report.
Weather Conditions and Climate Trends
Our business is highly dependent on the needs of government agencies to suppress fires. As such, our financial condition and results of operations are significantly impacted by weather as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given year. Historically, sales of our products have been higher in the summer season of each fiscal year due to weather patterns which are generally correlated to a higher prevalence of wildfires. This is in part offset by the disbursement of our operations in both the northern and southern hemispheres, where the summer seasons alternate.
Fire severity in the United States increased significantly in 2021 and 2020, compared to 2019. This resulted in increased net sales in each of 2021 and 2020 compared to 2019, which experienced low fire activity due to cold and wet conditions in the key geographic regions, particularly the Western United States.
COVID-19 Pandemic
The pandemic caused by the outbreak of COVID-19 introduced significant volatility to the global health and economic environment, including millions of confirmed COVID-19 cases, business slowdowns or shutdowns, government challenges and market volatility in the first half of 2020. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures.
Within the United States, which contributes approximately 73% of our annual revenues, our business has been designated as “essential,” which has allowed us to continue to serve our customers throughout the COVID-19 pandemic; nonetheless, the pandemic has disrupted our operations. The lingering impacts of COVID-19 into 2021 has impeded global supply chains, resulted in longer lead times and delays in procuring raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In response to the global supply chain instability and inflationary cost increases we have taken several actions to minimize any potential and actual adverse impacts by working closely with our suppliers and customers and to continue to closely monitor the availability of raw materials and any other supply chain inefficiencies that may arise.
The exact pace and timing of the economic recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy of vaccines, particularly against any newly emerging variants of COVID-19 and easing of quarantines among other factors. As the consequences of the pandemic and adverse impact to the global economy continue to evolve, the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.

Results of Operations
We have prepared our discussion of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 by comparing the results of the combined Successor Period and the 2021 Predecessor (“S/P Combined”) and the 2020 Predecessor Period as the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination such as depreciation and amortization expense on PSSA’s property, plant, and equipment and intangible asset balances made under the new basis of accounting. We believe this approach provides the most meaningful basis of comparison and is more useful in discussing our overall operating performance when compared to the same period in the prior year.
The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP (“non-U.S. GAAP”) and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of fiscal 2021, and should not be viewed as a substitute for the results of operations of the Successor Period and the 2021 Predecessor presented in our consolidated financial statements in accordance with U.S. GAAP.
Year Ended December 31, 2021 (“S/P Combined”) Compared to the Year Ended December 31, 2020
Total Company
The following table sets forth our combined results of operations for each of the periods indicated. The change column reflects the comparison of the S/P Combined amounts (“2021”) with the 2020 Predecessor Period amounts (“2020”) (in thousands):

	Successor	Predecessor			Change
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	(non-GAAP) S/P Combined	Predecessor
				Year Ended December 31, 2020
					$	%
Net sales	$21,023	$341,315	$362,338	$339,577	$22,761	7%
Cost of goods sold	20,533	172,136	192,669	177,532	15,137	9%
Gross profit	490	169,179	169,669	162,045	7,624	5%
Operating expenses
Selling, general and administrative expense	16,982	38,981	55,963	37,747	18,216	48%
Amortization expense	8,004	45,424	53,428	51,458	1,970	4%
Founders advisory fees - related party	652,990	—	652,990	—	652,990	—
Other operating expense	92	4,153	4,245	1,364	2,881	211%
Total operating expenses	678,068	88,558	766,626	90,569	676,057	746%
Operating (loss) income	(677,578)	80,621	(596,957)	71,476	(668,433)	(935%)
Other expense (income):
Interest expense, net	6,352	39,087	45,439	42,017	3,422	8%
Loss on contingent earn-out	198	2,965	3,163	—	3,163	—
Unrealized foreign currency loss (gain)	1,006	4,026	5,032	(5,640)	10,672	(189%)
Other (income) expense, net	(2)	(222)	(224)	367	(591)	(161%)
Total other expense (income), net	7,554	45,856	53,410	36,744	16,666	45%
(Loss) income before income taxes	(685,132)	34,765	(650,367)	34,732	(685,099)	(1973%)
Income tax benefit (expense)	4,675	(14,136)	(9,461)	(10,483)	1,022	(10%)
Net (loss) income	$(680,457)	$20,629	$(659,828)	$24,249	$(684,077)	(2821%)
Net Sales. Net sales in 2021 increased by $22.8 million, or 7%, compared to 2020. The growth in net sales was primarily driven by a $16.2 million increase generated by the Fire Safety segment. Within the Fire Safety segment, fire retardant and fire suppressants sales increased by $9.7 million and $6.5 million, respectively. Fire retardant sales increased by $6.7 million in the Americas due to an active wildfire season and by $3.0 million from higher sales in Europe. Fire suppressants sales increased by $5.0 million from higher sales in Europe due to an increase in market share and by $1.5 million in the Americas related to new fluorine-free foam concentrates and equipment. Net sales in the Oil Additives segment increased $6.6 million primarily due to higher global demand for lubricant additives as miles driven increased in 2021 after business slowdowns or shutdowns due to COVID-19 during 2020.
Cost of Goods Sold. Cost of goods sold in 2021 increased by $15.1 million, or 9%, compared to 2020. The increase was primarily due to $12.1 million increase in the Oil Additives segment, which was negatively impacted by higher raw material and supply chain costs, and $3.0 million increase in the Fire Safety segment, which was also impacted by higher raw material costs, along with higher outside labor and equipment costs.
Selling, General and Administrative Expense. Selling, general and administrative expense for 2021 increased by $18.2 million compared to 2020. The increase was primarily due to $5.9 million increase in personnel related and share-based compensation expenses, $4.0 million increase in non-recurring management bonus, $3.4 million increase in accounting, legal and consulting expenses related to Business Combination, $2.5 million increase in marketing and logistics expenses and $2.4 million increase in insurance, software and supplies expenses.
Amortization Expense. Amortization expense in 2021 increased by $2.0 million, or 4%, compared to 2020. The increase was primarily due to the effect of changes in foreign currency exchange rates.
Founder advisory fees - related party. Founder advisory fees - related party of $653.0 million in 2021 represents $213.3 million in Fixed Annual Advisory Fees and $439.7 million in Variable Annual Advisory Amount payable to the EverArc Founder Entity for providing services to the Company, including strategic and capital allocation advice, until the years ending December 31, 2027 and 2031, respectively. The Fixed Annual Advisory Amount was based on the year-end closing price of our ordinary share and the Variable Annual Advisory Amount was based on the appreciation of the market price of our ordinary shares if such market price exceeds certain trading price minimums and was generated using a Monte Carlo simulation model.
Other Operating Expense. Other operating expense in 2021 increased by $2.9 million compared to 2020. The increase was primarily related to $3.1 million in transaction costs related to the Business Combination, offset by $0.2 million in lower management fees paid to SK Holdings.
Interest Expense. Interest expense for 2021 increased by $3.4 million, or 8%, compared to 2020. The increase was primarily due to an $11.8 million write-off of the deferred finance fees due to repayment of Predecessor debt upon consummation of the Business Combination, offset by a $7.9 million decrease in interest expense due to lower interest rates in response to unfavorable market conditions caused by the COVID-19 and a $0.5 million decrease in the amortization of deferred finance fees, net of the aforementioned write-off.
Loss on Contingent Earn-out. The Contingent earn-out for 2021 was $3.2 million, which reflects the change in fair value of the contingent consideration for the LaderaTech earn-out of $3.2 million.
Unrealized Foreign Currency (Gain) Loss. Unrealized foreign currency loss for 2021 increased by $10.7 million, or 189%, compared to 2020. The increase was primarily due to $5.0 million unfavorable foreign currency exchange rate fluctuations during 2021 compared to foreign currency gain of $5.6 million during 2020.
Income Tax Benefit (Expense). Income tax benefit (expense) for 2021 decreased by $1.0 million, or 10%, compared to 2020. The decrease is primarily due to a decrease in earnings in jurisdictions that were not covered by a valuation allowance.
Business Segments
We use segment net sales and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) to evaluate our operating performance by segment, for business planning purposes and to allocate resources. The following table provides information for our net sales and Adjusted EBITDA by operating segment (in thousands):

	Successor				Predecessor
	For the Period November 9, 2021 Through December 31, 2021				For the Period January 1, 2021 Through November 8, 2021
	Fire Safety	Oil Additives	Corporate	Total	Fire Safety	Oil Additives	Total
Net sales	$7,913	$13,110	$—	$21,023	$253,267	$88,048	$341,315

(Loss) income before income taxes	$(25,125)	$(4,891)	$(655,116)	$(685,132)	$32,632	$2,133	$34,765
Depreciation and amortization	7,418	1,961	—	9,379	36,994	15,006	52,000
Interest and financing expense	5,029	379	944	6,352	37,329	1,758	39,087
Founders advisory fees - related party	—	—	652,990	652,990	—	—	—
Transaction expenses [1]	5,436	144	—	5,580	4,845	—	4,845
Share-based compensation expense	3,250	389	1,182	4,821	156	—	156
Non-cash purchase accounting impact [2]	—	2,948	—	2,948	—	—	—
Loss on contingent earn-out	198	—	—	198	2,965	—	2,965
Management fees [3]	—	—	—	—	1,073	—	1,073
Contingent future payments [4]	—	—	—	—	4,375	—	4,375
Unrealized foreign currency loss (gain)	98	908	—	1,006	1,220	2,806	4,026
Adjusted EBITDA	$(3,696)	$1,838	$—	$(1,858)	$121,589	$21,703	$143,292

	(non-GAAP) S/P Combined				Predecessor
	Year Ended December 31, 2021				Year Ended December 31, 2020
	Fire Safety	Oil Additives	Corporate	Total	Fire Safety		Oil Additives	Total
Net sales	$261,180	$101,158	$—	$362,338	$244,968		$94,609	$339,577

Income (loss) before income taxes	$7,507	$(2,758)	$(655,116)	$(650,367)	$23,110		$11,622	$34,732
Depreciation and amortization	44,412	16,967	—	61,379	41,271		16,846	58,117
Interest and financing expense	42,358	2,137	944	45,439	41,879		138	42,017
Founders advisory fees - related party	—	—	652,990	652,990	—	—	—	—
Transaction expenses [1]	10,281	144	—	10,425	2,300		79	2,379
Share-based compensation expense	3,406	389	1,182	4,977	—		—	—
Non-cash purchase accounting impact [2]	—	2,948	—	2,948	—		—	—
Loss on contingent earn-out	3,163	—	—	3,163	—		—	—
Management fees [3]	1,073	—	—	1,073	1,281		—	1,281
Contingent future payments [4]	4,375	—	—	4,375	3,125		—	3,125
Unrealized foreign currency loss (gain)	1,318	3,714	—	5,032	(932)		(4,708)	(5,640)
Adjusted EBITDA	$117,893	$23,541	$—	$141,434	$112,034		$23,977	$136,011
(1)Adjustment to reflect non-recurring expenses incurred related to business combinations.
(2)Represents the non-cash impact of purchase accounting on the cost of inventory sold. The inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the cost.
(3)Adjustment to reflect fees pertaining to services provided by SK Capital Partners IV-A, L.P. and SK Capital Partners IV-B, L.P (collectively, the Sponsor) when acting in a management capacity on strategic and other non-operational matters which do not represent expenses incurred in the normal course of our operations.
(4)Adjustment to reflect deferred consideration paid with respect to a 2019 acquisition.
Adjusted EBITDA for our Fire Safety segment increased by $5.9 million to $117.9 million in 2021. The increase was primarily due to higher sales partially offset by higher cost of goods sold and operating expenses.
Adjusted EBITDA for our Oil Additives segment decreased by $0.4 million to $23.6 million in 2021. The decrease was primarily due to higher cost of goods sold and operating expenses offset by higher sales.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Total Company
The following table sets forth our consolidated statements of income information for each of the periods indicated (in thousands):

	Predecessor
	Year Ended December 31,		Change
	2020	2019
Net sales	$339,577	$239,310	$100,267	42%
Cost of goods sold	177,532	155,427	22,105	14%
Gross profit	162,045	83,883	78,162	93%
Operating expenses
Selling, general and administrative expense	37,747	36,198	1,549	4%
Amortization expense	51,458	51,100	358	1%
Other operating expense	1,364	2,362	(998)	(42%)
Total operating expenses	90,569	89,660	909	1%
Operating income (loss)	71,476	(5,777)	77,253	(1337%)
Other expense (income):
Interest expense, net	42,017	51,655	(9,638)	(19%)
Unrealized foreign currency loss (gain)	(5,640)	2,684	(8,324)	(310%)
Other expense (income), net	367	(405)	772	(191%)
Total other expense (income), net	36,744	53,934	(17,190)	(32%)
Income (loss) before income taxes	34,732	(59,711)	94,443	(158%)
Income tax (expense) benefit	(10,483)	17,674	(28,157)	(159%)
Net income (loss)	$24,249	$(42,037)	$66,286	(158%)
Net Sales. Total net sales increased by $100.3 million, or 42%, for the 2020 Predecessor Period compared to the 2019 Predecessor Period. The increase in consolidated net sales was primarily the result of a $93.8 million increase in net sales generated by our Fire Safety segment. During the 2019 Predecessor Period, there was a decrease in fire activity due to cold and wet conditions in the key regions of operations. Fluctuations of weather-related performance drivers resulted in increased fire activity during the 2020 Predecessor Period. Net sales in our Oil Additives segment also increased $6.5 million primarily due to increased miles driven as a result of easing COVID-19 restrictions during the third and fourth quarters of 2020 Predecessor Period.
Cost of Goods Sold. Total cost of goods sold increased by $22.1 million, or 14%, for the 2020 Predecessor Period compared to the 2019 Predecessor Period. The increase in consolidated cost of goods sold was primarily the result of a $22.7 million increase in cost of goods sold in our Fire Safety segment due to higher costs associated with the growth in net sales during the period. Our Oil Additives segment benefited from a more favorable cost structure during the 2020 Predecessor Period and, therefore, cost of goods sold remained comparable with the 2019 Predecessor Period.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $1.5 million, or 4%, for the 2020 Predecessor Period compared to the 2019 Predecessor Period. The increase was primarily attributable to a $0.9 million and $0.6 million increase in customer related freight and transportation costs in our Fire Safety and Oil Additives segments, respectively, as a result of higher sales.
Other Operating Expense. Other operating expense decreased by $1.0 million, or 42% for the 2020 Predecessor Period compared to the 2019 Predecessor Period. The decrease was primarily attributable to lower management fees as a result of reduced travel costs.
Interest Expense. Interest expense decreased by $9.6 million, or 19%, for the 2020 Predecessor Period compared to the 2019 Predecessor Period. The decrease was primarily driven by lower London Inter Bank Offered Rate ("LIBOR") rates during the 2020 Predecessor Period, which resulted in a $7.9 million favorable change in interest due on the Predecessor First and Second Lien Term Loans, and lower average daily outstanding balances on the Predecessor revolving credit facility during the 2020 Predecessor Period.

Unrealized Foreign Currency (Gain) Loss. Unrealized foreign currency gain was $5.6 million for the 2020 Predecessor Period compared to an unrealized foreign currency loss of $2.7 million for the 2019 Predecessor Period. The change was primarily attributable to favorable foreign currency exchange rate fluctuations during the 2020 Predecessor Period.
Income Tax (Expense) Benefit. Income tax (expense) benefit decreased by $28.2 million, or 159%, for the 2020 Predecessor Period compared to the 2019 Predecessor Period. Our effective income tax rate for the 2020 Predecessor Period and 2019 Predecessor Period was 30.2% and 29.6%, respectively. The increase in the effective tax rate for 2020 Predecessor Period compared to the 2019 Predecessor Period was mainly due to a decrease in favorable book to tax differences.
Business Segments
The following table provides information for our net sales and Adjusted EBITDA by operating segment (in thousands):

	Predecessor
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Fire Safety	Oil Additives	Total	Fire Safety	Oil Additives	Total
Net sales	$244,968	$94,609	$339,577	$151,161	$88,149	$239,310

Income (loss) before income taxes	$23,110	$11,622	$34,732	$(57,915)	$(1,796)	$(59,711)
Depreciation and amortization	41,271	16,846	58,117	40,761	17,264	58,025
Interest and financing expense	41,879	138	42,017	51,642	13	51,655
Transaction expenses [1]	2,300	79	2,379	3,821	—	3,821
Management fees [2]	1,281	—	1,281	1,366	—	1,366
Contingent future payments [3]	3,125	—	3,125	3,749	—	3,749
Unrealized foreign currency (gain) loss	(932)	(4,708)	(5,640)	1,324	1,360	2,684
Adjusted EBITDA	$112,034	$23,977	$136,011	$44,748	$16,841	$61,589
(1)Adjustment to reflect non-recurring expenses incurred related to business combinations.
(2)Adjustment to reflect fees pertaining to services provided by SK Capital Partners IV-A, L.P. and SK Capital Partners IV-B, L.P (collectively, the Sponsor) when acting in a management capacity on strategic and other non-operational matters which do not represent expenses incurred in the normal course of our operations.
(3)Adjustment to reflect deferred consideration paid with respect to a 2019 acquisition.
Adjusted EBITDA for our Fire Safety segment increased by $67.3 million to $112.0 million in the 2020 Predecessor Period. The increase was primarily due to higher net sales in the 2020 Predecessor Period compared to decrease in fire activity due to cold and wet conditions in the key regions of operations in the 2019 Predecessor Period.
Adjusted EBITDA for our Oil Additives segment increased by $7.1 million to $24.0 million in the 2020 Predecessor Period. The increase was primarily due to higher net sales in the 2020 Predecessor Period as a result of easing COVID-19 restrictions during the third and fourth quarters of 2020 Predecessor Period.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly.
We completed the following financing transactions to fund the Business Combination and supplement our liquidity position.

Revolving Credit Facility
On November 9, 2021, SK Intermediate II entered into a five-year revolving credit facility (the “Revolving Credit Facility”), which provides for a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million.
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
Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at Invictus II’s option, either (x) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (but which will not be less than a 0.00% LIBOR floor) or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month LIBOR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of LIBOR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.
We borrowed $40.0 million under the Revolving Credit Facility to finance a portion of the costs and expenses in connection with the consummation of the Business Combination. On December 9, 2021, we repaid the full drawdown of $40.0 million.
Bridge Facility
In connection with entering into the Business Combination Agreement, EverArc entered into a commitment letter, dated June 15, 2021, with Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Goldman Sachs Bank USA (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties had, with respect to bridge financing, committed to provide up to $600.0 million in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Business Combination. Effective November 9, 2021, the Bridge Loan Commitment was fully terminated as a result of the $675.0 million in committed amounts available under the Senior Notes, as described below. We did not make any borrowings under the Bridge Loan Commitment and incurred a commitment fee of $7.5 million, which was recorded as part of the November 9, 2021 accumulated deficit balance in the consolidated statements of shareholders’ equity included in this Annual Report.
Senior Notes
In order to finance a portion of the cash consideration payable in the Business Combination and the costs and expenses incurred in connection therewith, the Escrow Issuer launched a private offering of $600.0 million, offering amount subsequently updated to $675.0 million, of 5.00% senior secured notes due 2029. Upon the consummation of the Business Combination, SK Intermediate II assumed the Escrow Issuer’s obligations under the Senior Notes. The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year, commencing on April 30, 2022.
The Senior Notes are general, secured, senior obligations of SK Intermediate II; rank equally in right of payment with all existing and future senior indebtedness of SK Intermediate II (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of Invictus II that is not secured by the collateral.
For additional information about our long-term debt, refer to Note 6, “Long-Term Debt and Redeemable Preferred Shares,” in the notes to the consolidated financial statements included in this Annual Report.

Share Repurchase Plan
On December 7, 2021, subject to the approval of our shareholders, the Board authorized the Share Repurchase Plan. Under the Share Repurchase Plan, we and our subsidiaries are authorized to repurchase up to $100.0 million of our issued and outstanding ordinary shares at any time during the next 24 months or, if different, such other timeframe as approved by our shareholders. As of December 31, 2021, we had not repurchased shares under our Share Repurchase Plan. For additional information about our Share Repurchase Plan, refer to Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," and Note 9, “Equity,” in the notes to the consolidated financial statements included in this Annual Report.
Founder Advisory Agreement
On December 12, 2019, EverArc and the EverArc Founder Entity entered into the Founder Advisory Agreement to provide incentives to the EverArc Founders to achieve EverArc’s, and following the Merger, the Company’s, objectives. In exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founder Entity will be entitled to receive both a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in PSSA Ordinary Shares and the remainder in cash.
As of December 31, 2021, we recorded Advisory Amounts of $653.0 million in the accompanying consolidated statement of operations, representing $213.3 million in Fixed Annual Advisory Amount and $439.7 million in Variable Annual Advisory Amount, payable to the EverArc Founder Entity over the term of the Founder Advisory Agreement. The Fixed Annual Advisory Amount equals to 1.5% of 157,137,410 ordinary shares outstanding on the Closing Date multiplied by the year end closing price of our ordinary shares. The Variable Annual Advisory Amount is based on the appreciation of the market price of our ordinary shares if such market price exceeds certain trading price minimums and was valued using a Monte Carlo simulation model.
For 2021, the average price was $13.63 per PSSA Ordinary Share, resulting in a total Variable Annual Advisory Amount for 2021 of 7,525,906 ordinary shares, or a value of $102.5 million (the “2021 Variable Amount”). The EverArc Founder Entity also received the Fixed Annual Advisory Amount which was equal to 1.5% of 157,137,410 ordinary shares outstanding on the Closing Date: 2,357,061 ordinary shares or a value of $32.1 million, based on average price of $13.63 per PSSA Ordinary Share (the “2021 Fixed Amount” and together with the 2021 Variable Amount, the “2021 Advisory Amounts”). Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 60% of the 2021 Advisory Amounts in ordinary shares (5,952,992 ordinary shares) and approximately 40% of the Advisory Amounts in cash ($53.5 million). On February 15, 2022, the Company issued 5,952,992 PSSA Ordinary Shares and paid $53.5 million in cash in satisfaction of 2021 Advisory Amounts.
For additional information about the Founder Advisory Agreement, refer to Note 12, “Related Parties,” in the notes to the consolidated financial statements included in this Annual Report.
We believe that our existing cash and cash equivalents of approximately $225.6 million as of December 31, 2021, net cash flows generated from operations and availability under the Revolving Credit Facility will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Annual Report. Our fiscal year 2022 capital expenditure budget is $10.0 million, which we expect will cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Sources and Uses of Cash
The following table presents the sources and uses of our cash for the periods presented (in thousands):

	Successor	Predecessor
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31,

			2020	2019
Cash provided by (used in):
Operating activities	$4,359	$67,991	$70,826	$(305)
Investing activities	(1,210,623)	(15,746)	(9,467)	(25,173)
Financing activities	(697,221)	(64,210)	(45,610)	21,030
Effect of foreign currency on cash and cash equivalents	(738)	435	(3,093)	(1,689)
Net change in cash and cash equivalents	$(1,904,223)	$(11,530)	$12,656	$(6,137)
Operating Activities
Cash provided by (used in) operating activities was $4.4 million, $68.0 million, $70.8 million and $(0.3) million for the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period, respectively. During the Successor Period the operating cash flows were negatively impacted by lower net income and an increase in working capital, offset by stock-based compensation. Operating cash flows for the 2021 Predecessor Period were negatively impacted by an increase in working capital which was offset by higher net income and non-cash depreciation and amortization expense. The increase in working capital was primarily due to an increase in accounts receivable from higher net sales. Operating cash flows for the 2020 Predecessor Period were favorably impacted by the increased net income primarily driven by higher retardant sales, partially offset by declines in working capital. Operating cash flows for the 2019 Predecessor Period were negatively impacted by the net loss generated due to decreased fire activity and decrease in working capital.
Investing Activities
Cash used in investing activities was $1,210.6 million, $15.7 million, $9.5 million and $25.2 million for the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period, respectively. During the Successor Period, we acquired SK Intermediate for cash consideration of $1,209.2 million, net of approximately $11.0 million in cash acquired, and purchased property and equipment of $1.5 million. During the 2021 Predecessor Period, we paid a total of $7.5 million in cash related to the acquisitions of Budenheim Iberica, S.L.U., PC Australasia Pty Ltd., and Magnum Fire & Safety Systems. We also purchased property and equipment of $8.3 million. During the 2020 Predecessor Period, we paid $2.0 million, net of cash acquired, related to the acquisition of LaderaTech, Inc., and also purchased property and equipment of $7.5 million. In 2019 Predecessor Period, we paid $16.3 million, net of cash acquired of $0.5 million at closing related to the acquisition of First Response Fire Rescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC. We also purchased property and equipment of $8.9 million.
Financing Activities
Cash (used in) provided by financing activities was $(697.2) million, $(64.2) million, $(45.6) million and $21.0 million for the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period, respectively. During the Successor Period, we borrowed $40.0 million against the Revolving Credit Facility and paid $2.3 million of revolver fees. The Revolving Credit Facility was repaid in full on December 9, 2021. Upon the business combination, the Director Subscribers acquired PSSA Ordinary Shares valued at $2.0 million. We repaid $696.5 million of debt previously held by SK Intermediate. During the 2021 Predecessor Period, we distributed $60.0 million to our shareholders and we received $19.5 million in proceeds from the Revolving Credit Facility, which was offset by repayments of $19.5 million on the Revolving Credit Facility and repayments of $4.2 million on long-term debt. During the 2020 Predecessor Period, we received $72.1 million in proceeds from the Revolving Credit Facility, which was fully offset by repayments of $97.1 million and $20.6 million against the outstanding balance on the Revolving Credit Facility and long-term debt, respectively. Cash provided by financing activities for the 2019 Predecessor Period was primarily attributable to proceeds from the revolving credit facility of $83.3 million and long-term debt of $16.0 million, partially offset by repayment of the revolving credit facility of $60.3 million and long-term debt of $5.6 million as well as a distribution to shareholders of $12.4 million.
Critical Accounting Estimates and Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which often requires the judgment of management in the selection and application of certain accounting principles and methods. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could, therefore, differ materially from these estimates under different assumptions or conditions.
We have identified the following estimates as our most critical accounting estimates, which are those that are most important to aid in fully understanding and evaluating the Company’s financial condition and results of operations, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are described in more detail in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in this Annual Report. We believe that the following accounting estimates and policies are most critical to the judgments and estimates used in the preparation of the consolidated financial statements.
Business Combinations
We account for our business combinations using the acquisition accounting method, which requires us to determine and recognize assets acquired and liabilities assumed at their acquisition date fair value, including any contingent consideration and the recognition of acquisition-related costs in the consolidated statements of operations and comprehensive income (loss) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.
Accounting for business combinations requires us to make significant estimates and assumptions at the acquisition date, including estimates of the fair value of acquired inventory, property and equipment, identifiable intangible assets, contractual obligations assumed, preacquisition contingencies, where applicable, and equity issued. Significant assumptions relevant to the determination of the fair value of the assets acquired and liabilities assumed include, but are not limited to, future expected cash flows, discount rates, royalty rates, and other assumptions. The approach to valuing an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and relevant volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation. These significant assumptions are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.
We generally use third-party qualified consultants to assist management in determining the fair value of assets acquired and liabilities assumed. This includes, when necessary, assistance with the determination of economic useful lives and valuation of property, plant and equipment and identifiable intangibles. The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date. The excess of the purchase price over the fair value of the identified assets acquired and liabilities assumed is recorded as goodwill.
Impairment of Goodwill and Long-Lived Assets
Goodwill is deemed to have an indefinite life and is assessed for impairment annually at the reporting unit level or more frequently when events or circumstances occur that indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value.
We perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. Factors utilized in the qualitative assessment include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and events specific to us. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the entity performs a quantitative assessment, which consists of a comparison of the fair value of the reporting unit with its carrying amount.
Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by our business management. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events.
Long-lived assets include acquired property, plant, and equipment and intangible assets subject to amortization. We evaluate the recoverability of long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy. We determine the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.
Given the timing of the Business Combination and in absence of events or circumstances that indicated that it is more likely than not that the carrying value was impaired, the fair value was equal to or greater than the carrying value of the reporting units and long-lived assets as of December 31, 2021 and no impairment charge was recorded for any period presented.
Income Taxes
We compute income taxes using the asset-and-liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities, as well as loss and tax credit carryforwards. Changes in tax rates and laws are recognized in income in the period such changes are enacted.
On a jurisdiction-by-jurisdiction basis, we establish a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all positive and negative evidence, including historical operating results, the existence of cumulative losses, estimates of future operating income, and the reversal of existing taxable temporary differences in assessing the need for a valuation allowance.
Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. We record interest and penalties related to unrecognized tax benefits in income tax expense. We make adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.
Share-Based Compensation
We have granted equity-based awards consisting of non-qualified performance-based stock options to key employees, officers and directors. Equity-based compensation expense is measured based on the grant-date fair value of those awards and is recognized proportionately for each tranche over the vesting period, which generally is five years. We estimate the grant date fair value using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rate, the expected equity volatility, and the expected term of the option.
Service-based restricted stock units are valued using the market price of our ordinary shares on the grant date. The grant date fair value of the restricted stock units is expensed on a straight-line basis over the applicable vesting period.
Under the Founder Advisory Agreement, in exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founders Entity is entitled to receive both, a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount until the years ending December 31, 2027 and 2031, respectively. At the election of the EverArc Founders Entity, at least 50% of the Advisory Amounts will be paid in PSSA Ordinary Shares and the remainder in cash. As of December 31, 2021, the Advisory Amounts to be paid over the term of the Founder Advisory Agreement was estimated to be $653.0 million of which $213.3 million was the Fixed Annual Advisory Amount and $439.7 million was the Variable Annual Advisory Amount. The Fixed Annual Advisory Amount was calculated using the year end closing price of our ordinary shares multiplied into 1.5% of 157,137,410 ordinary shares outstanding on the Closing Date and the Variable Annual Advisory Amount was calculated based on the appreciation of the market price of our ordinary shares if such market price exceeds certain trading price minimums using the Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rate, the expected equity volatility, and the expected term of the Founder Advisory Agreement.
New Accounting Standards
For information about new accounting standards, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities in the ordinary course of our business. We have not engaged in hedging activities since inception and currently, do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Foreign Currency Risk
Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Canadian dollar, Norwegian krone and Australian dollar. We have elected to use the U.S. dollar for our Luxembourg entities. Transactions that are paid in a foreign currency are remeasured into U.S. dollars and recorded in the consolidated financial statements at prevailing currency exchange rates. A reduction in the value of the U.S. dollar against currencies of other countries could result in the use of additional cash to settle operating, administrative and tax liabilities.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted LIBOR plus or base rate plus an applicable margin. At December 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility.
On November 9, 2021, in connection with the Business Combination, SK Intermediate II assumed the Senior Notes. Our Senior Notes bear interest at a fixed rate and the fair value approximates the carrying value.
In addition, on November 9, 2021, in connection with the Business Combination, Redeemable Preferred Shares valued at $100.0 million were issued. The holders of Redeemable Preferred Shares are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The Redeemable Preferred Shares are mandatorily redeemable on occurrence of certain events as defined in the Business Combination Agreement, but no later than November 8, 2029. If we fail to timely redeem the Redeemable Preferred Shares, the dividend on Redeemable Preferred Shares will permanently increase to the interest rate currently being paid (whether default or not) under the Revolving Credit Facility plus 10.00%.

Commodity Price Risk
Our realized margins depend on the differential of sales prices over our total supply costs. Generally, we attempt to maintain an inventory position that is substantially balanced between our purchases and sales, including our future delivery obligations. However, market, weather or other conditions beyond our control may disrupt our expected supply of product, and we may be required to obtain supply at increased prices that cannot be passed through to our customers. For example, some of our material supply contracts follow market prices, which may fluctuate through the year, while our product sales prices may be fixed on a quarterly or annual basis, and therefore, fluctuations in our material supply may not be passed through to our customers and can produce an adverse effect on our margins.
Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Perimeter Solutions, SA
Grand Duchy of Luxembourg

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Perimeter Solutions, SA (the “Company”) as of December 31, 2021 (Successor) and SK Invictus Intermediate S À R.L. and subsidiaries as of December 31, 2020 (Predecessor), the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the period from November 9, 2021 through December 31, 2021 (Successor), for the period from January 1, 2021 through November 8, 2021 (Predecessor), for the years ended December 31, 2020 and 2019 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 (Successor) and December 31, 2020 (Predecessor), and the results of its operations and its cash flows for the period from November 9, 2021 through December 31, 2021 (Successor), for the period from January 1, 2021 through November 8, 2021 (Predecessor), for the years ended December 31, 2020 and 2019 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Houston, Texas
March 31, 2022

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$225,554	$22,478
Accounts receivable, net	24,319	28,896
Inventories	110,087	58,784
Income tax receivable	816	11,457
Prepaid expenses and other current assets	14,161	11,406
Total current assets	374,937	133,021
Property, plant and equipment, net	62,247	48,235
Goodwill	1,041,325	482,041
Customer lists, net	753,459	304,308
Technology and patents, net	247,368	135,928
Tradenames, net	100,005	33,464
Other assets, net	2,219	1,209
Total assets	$2,581,560	$1,138,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,469	$9,869
Accrued expenses and other current liabilities	19,025	16,045
Founders advisory fees payable - related party	53,547	—
Deferred revenue	445	286
Current maturities of long-term debt	—	6,723
Total current liabilities	100,486	32,923
Long-term debt, less current maturities	664,128	680,548
Deferred income taxes	298,633	112,162
Founders advisory fees payable - related party	312,242	—
Redeemable preferred shares	96,867	—
Redeemable preferred shares - related party	3,699	—
Other non-current liabilities	22,195	21,151
Total liabilities	1,498,250	846,784
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 157,237,435 shares issued and outstanding at December 31, 2021	157,237	—
Common stock, $1 par value per share, 53,045,510 shares authorized, issued and outstanding at December 31, 2020	—	53,046
Additional paid-in capital	1,670,033	289,344
Accumulated other comprehensive loss	(7,135)	(3,174)
Accumulated deficit	(736,825)	(47,794)
Total shareholders’ equity	1,083,310	291,422
Total liabilities and shareholders’ equity	$2,581,560	$1,138,206
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Successor	Predecessor
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
Net sales	$21,023	$341,315	$339,577	$239,310
Cost of goods sold	20,533	172,136	177,532	155,427
Gross profit	490	169,179	162,045	83,883
Operating expenses:
Selling, general and administrative expense	16,982	38,981	37,747	36,198
Amortization expense	8,004	45,424	51,458	51,100
Founders advisory fees - related party	652,990	—	—	—
Other operating expense	92	4,153	1,364	2,362
Total operating expenses	678,068	88,558	90,569	89,660
Operating (loss) income	(677,578)	80,621	71,476	(5,777)
Other expense (income):
Interest expense, net	6,352	39,087	42,017	51,655
Loss on contingent earn-out	198	2,965	—	—
Unrealized foreign currency loss (gain)	1,006	4,026	(5,640)	2,684
Other (income) expense, net	(2)	(222)	367	(405)
Total other expense (income), net	7,554	45,856	36,744	53,934
(Loss) income before income taxes	(685,132)	34,765	34,732	(59,711)
Income tax benefit (expense)	4,675	(14,136)	(10,483)	17,674
Net (loss) income	(680,457)	20,629	24,249	(42,037)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,135)	236	4,787	(358)
Total comprehensive (loss) income	$(687,592)	$20,865	$29,036	$(42,395)
Net (loss) income per share:
Basic and diluted	$(4.33)	$0.39	$0.46	$(0.79)
Weighted average number of ordinary shares outstanding:
Basic and diluted	157,158,579	53,045,510	53,045,510	53,045,510
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Predecessor
Balance, December 31, 2018	53,045,510	$53,046		$299,204	$(7,603)	$(30,006)	$314,641
Shareholders' capital distributions	—	—		(12,360)	—	—	(12,360)
Capital issued in Ironman Acquisition	—	—		2,500	—	—	2,500
Net loss	—	—		—	—	(42,037)	(42,037)
Other comprehensive loss	—	—		—	(358)	—	(358)
Balance, December 31, 2019	53,045,510	53,046		289,344	(7,961)	(72,043)	262,386
Net income	—	—		—	—	24,249	24,249
Other comprehensive income	—	—		—	4,787	—	4,787
Balance, December 31, 2020	53,045,510	53,046		289,344	(3,174)	(47,794)	291,422
Shareholders’ capital distributions	—	—		(60,000)	—	—	(60,000)
Share-based compensation	—	—		156	—	—	156
Net income	—	—		—	—	20,629	20,629
Other comprehensive income	—	—		—	236	—	236
Balance, November 8, 2021	53,045,510	$53,046		$229,500	$(2,938)	$(27,165)	$252,443

	PSSA Ordinary Shares			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Successor
Balance, November 9, 2021	156,937,410	$156,937		$1,376,312	$—	$(56,368)	$1,476,881
Sale of PSSA Ordinary Shares issued to Director Subscribers	200,000	200		1,800	—	—	2,000
Share-based compensation	—	—		290,846	—	—	290,846
Ordinary shares issued related to share-based compensation	100,000	100		1,075	—	—	1,175
Warrants exercised	25		—	—	—	—	—
Net loss	—	—		—	—	(680,457)	(680,457)
Other comprehensive loss	—	—		—	(7,135)	—	(7,135)
Balance, December 31, 2021	157,237,435	$157,237		$1,670,033	$(7,135)	$(736,825)	$1,083,310
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
Cash flows from operating activities:
Net (loss) income	$(680,457)	$20,629	$24,249	$(42,037)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,379	52,000	58,117	58,025
Interest and payment-in-kind on preferred shares	944	—	—	—
Share-based compensation	4,821	156	—	—
Share-based compensation - Founders advisory fees - related party (equity settled)	287,200	—	—	—
Deferred income taxes	(670)	(11,244)	(2,684)	(22,188)
Amortization of deferred financing costs	224	14,592	3,471	3,555
Amortization of acquisition related inventory step-up	2,948	—	—	—
Loss on contingent earn-out	198	2,965	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	28,983	(24,846)	6,094	(9,566)
Inventories	(13,259)	(10,201)	11,170	(10,146)
Income tax receivable	(8,887)	11,601	(4,929)	(4,829)
Prepaid expenses and current other assets	(5,230)	(9,426)	(9,948)	10,755
Other assets	54	884	479	33
Accounts payable	8,194	10,108	(9,608)	3,901
Deferred revenue	332	(149)	—	—
Accrued expenses and other current liabilities	338	7,380	(6,503)	11,628
Founders advisory fees - related party (cash settled)	365,789	—	—	—
Other liabilities	3,458	3,542	918	564
Net cash provided by (used in) operating activities	4,359	67,991	70,826	(305)
Cash flows from investing activities:
Acquisition of SK Invictus, net of cash acquired	(1,209,155)	—	—	—
Purchase of property and equipment	(1,468)	(8,282)	(7,497)	(8,859)
Purchase of businesses, net of cash acquired	—	(7,464)	(1,970)	(16,314)
Net cash used in investing activities	(1,210,623)	(15,746)	(9,467)	(25,173)
Cash flows from financing activities:
Sale of PSSA Ordinary Shares issued to Director Subscribers	2,000	—	—	—
Shareholders’ capital distributions	—	(60,000)	—	(12,360)
Proceeds from revolving credit facility	40,000	19,500	72,100	83,300
Repayments of revolving credit facility	(40,000)	(19,500)	(97,100)	(60,300)
Proceeds from issuance of long-term debt	—	—	—	16,000
Repayments of long-term debt	(696,971)	(4,210)	(20,610)	(5,610)
Payment of debt issue costs	(2,250)	—	—	—
Net cash (used in) provided by financing activities	(697,221)	(64,210)	(45,610)	21,030
Effect of foreign currency on cash and cash equivalents	(738)	435	(3,093)	(1,689)
Net change in cash and cash equivalents	(1,904,223)	(11,530)	12,656	(6,137)
Cash and cash equivalents, beginning of period	2,129,777	22,478	9,822	15,959
Cash and cash equivalents, end of period	$225,554	$10,948	$22,478	$9,822
See accompanying notes to consolidated financial statements

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Successor	Predecessor
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$174	$24,559	$45,441	$44,746
Cash paid for income taxes	$4,517	$7,092	$19,336	$8,166
Non-cash investing and financing activities:
Redeemable preferred shares issued as consideration for business combination	$100,000	$—	$—	$—
Management Subscribers rollover contribution	$11,048	$—	$—	$—
Receipt of common shares as a shareholder contribution	$—	$—	$—	$2,500
Equity consideration in connection with purchase of a business	$—	$—	$—	$(2,500)
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization and General
Perimeter Solutions, SA, (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg for the purpose of effecting a business combination. PSSA is headquartered in the Grand Duchy of Luxembourg with global operations in North America, Europe, and Asia Pacific.
EverArc Holdings Limited, the former parent company of PSSA ("EverArc"), was formed for the purpose of undertaking an acquisition of one target company or business.
EverArc (BVI) Merger Sub Limited, incorporated in the British Virgin Islands and a wholly-owned subsidiary of PSSA (the "Merger Sub"), was also formed solely in contemplation of a business combination. The Merger Sub had not commenced any operations, had only nominal assets and had no liabilities or contingent liabilities, nor any outstanding commitments other than those in connection with contemplated business combination.
Business Combination
On November 9, 2021 (the "Closing Date"), PSSA consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc, SK Invictus Holdings, S.à r.l., ("SK Holdings"), SK Invictus Intermediate S.à r.l., ("SK Intermediate"), doing business under the name Perimeter Solutions ("Perimeter" or "Perimeter Solutions") and the Merger Sub pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021. The term the “Company” refers to PSSA and its consolidated subsidiaries, including SK Intermediate, Perimeter or Perimeter Solutions, after the closing of the Business Combination (the “Closing”).
Pursuant to the Business Combination Agreement,
•On November 8, 2021:
•the Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of PSSA (the “Merger”);
•pursuant to the Merger, 155,832,600 EverArc ordinary shares outstanding immediately prior to the Merger were exchanged for ordinary shares of PSSA (the “PSSA Ordinary Shares”); and
•34,020,000 outstanding EverArc warrants were converted into the right to purchase PSSA Ordinary Shares with each whole warrant entitling the holder thereof to purchase one-fourth of a PSSA Ordinary Share at an exercise price of $12.00 per whole PSSA Ordinary Share (the “PSSA Warrants”); and
On November 8, 2021, pursuant to separate subscription agreements (collectively, the “Subscription Agreements”) entered into among EverArc, SK Holdings, PSSA and other investors, including investors affiliated with SK Holdings purchased an aggregate of 115,000,000 EverArc Ordinary Shares at $10.00 per share (collectively, the “PIPE Subscribers”) that were converted into PSSA Ordinary Shares pursuant to the Merger.
•On November 9, 2021:
•SK Holdings (i) along with officers and certain key employees of SK Intermediate contributed a portion of their ordinary shares in SK Intermediate to PSSA in exchange for 10 million 6.50% Redeemable Preferred Shares of PSSA (“Redeemable Preferred Shares"), nominal value of $10.00 per share, valued at $100.0 million and (ii) sold its remaining ordinary shares in SK Intermediate for approximately $1,900.0 million in cash subject to certain customary adjustments for working capital, transaction expenses, cash and indebtedness.
•PSSA's ordinary shares, nominal value, $1.00 per share, listed and began trading on New York Stock Exchange ("NYSE") under the symbol "PRM"; and
•members of management of SK Intermediate (collectively, the “Management Subscribers”) were granted an aggregate of 1,104,810 PSSA Ordinary Shares at $10.00 per share as consideration and two of the

Company’s directors (the “Director Subscribers”) purchased an aggregate of 200,000 PSSA Ordinary Shares (the “Director Shares”) at $10.00 per share.
•$675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 ("Senior Notes") issued by EverArc Escrow S.à r.l. (“Escrow Issuer”) was assumed by SK Invictus Intermediate II S.à r.l., a wholly-owned subsidiary of PSSA (“SK Intermediate II.”)
The cash consideration for the Business Combination was funded through cash on hand, proceeds from the sale of ordinary shares, proceeds from the issuance of Senior Notes and borrowings under our revolving credit facility.
Business Operations
Perimeter Solutions is a global solutions provider for the fire safety and oil additives industries. Approximately 73% of the Company's annual revenues is derived in the United States, approximately 13% in Europe, approximately 7% in Canada and approximately 2% in Mexico, with the remaining approximately 5% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Oil Additives.
The Fire Safety business is a formulator and manufacturer of fire management products that help the Company’s customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. The Company’s Fire Safety business also offers specialized equipment and services, typically in conjunction with its fire management products to support firefighting operations. The Company’s specialized equipment includes air base retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that it custom designs and manufactures to meet specific customer needs. Significant end markets include primarily government-related entities and are dependent on concessions, licenses, and permits granted by the respective governments and commercial customers around the world.
The Oil Additives business produces and sells Phosphorus Pentasulfide ("P2S5") primarily used in the preparation of lubricant additives, including a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”) that provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications. Significant end markets are primarily producers of engine oil additives.
COVID-19 Pandemic
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”) that began around December 2019 introduced significant volatility to the global health and economic environment, including millions of confirmed COVID-19 cases, business slowdowns or shutdowns, government challenges and market volatility throughout 2020 and during parts of 2021.
The lingering impacts of COVID-19 into 2021 have impeded global supply chains, resulted in longer lead times and delays in procuring raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In response to the global supply chain instability and inflationary cost increases the Company has taken several actions to minimize any potential and actual adverse impacts by working closely with its suppliers and customers and to continue to closely monitor the availability of raw materials and any other supply chain inefficiencies that may arise.
The exact pace and timing of the economic recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy of vaccines, particularly against any newly emerging variants of COVID-19 and easing of quarantines among other factors. As the consequences of the pandemic and adverse impact to the global economy continue to evolve, the future adverse impact on the Company's business and financial statements remains subject to significant uncertainty as of the date of this filing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Basis of Presentation
In connection with the Business Combination, the Merger was accounted for as a common control transaction, where substantially all of the net assets of PSSA will be those previously held by EverArc and are recognized by PSSA at EverArc’s carrying value. Upon the acquisition of SK Intermediate, PSSA was determined to be the legal and accounting acquirer (the "Successor") and SK Intermediate was deemed to be the accounting predecessor (the "Predecessor"). The business combination of SK Intermediate was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting, the Company’s consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2021 to November 8, 2021 (the “2021 Predecessor Period”); the year ended December 31, 2020 (the “2020 Predecessor Period”); the year ended December 31, 2019 (the “2019 Predecessor Period”); and the period on and after the consummation of the Business Combination, from the Closing Date to December 31, 2021 (the “Successor Period”).
The accompanying consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC").
Perimeter Solutions is an emerging growth company ("EGC") as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGC. As an EGC, the Company has elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying consolidated financial statements include the fair value of purchase consideration and assets acquired and liabilities assumed in a business combination, the useful lives of long-lived assets, inventory valuations, the allocation of transaction price among various performance obligations, the allowance for doubtful accounts, the fair value of financial assets and liabilities, valuation of goodwill, indefinite life intangible assets, stock options, founder advisory fees, contingent earn-out liability and realizability of deferred tax assets. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks. For purposes of reporting cash and cash equivalents, the Company considers all deposits with an original maturity of three months or less to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amounts due from customers for products or services provided. The Company maintains an allowance for bad debts for estimated losses inherent in its accounts receivable. The Company evaluates the collectability of its accounts receivable based upon a number of factors, including historical experience, the likelihood of payment from its customers, and any other known specific factors associated with its customers. Account balances are charged-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had an allowance for doubtful accounts of $1.0 million as of both December 31, 2021 and 2020.
Inventories
Inventories are stated at the lower of cost or net realizable value using the weighted-average cost method. The Company evaluates inventories periodically during each reporting period for obsolete, excess, or slow-moving products and will record any adjustment, if necessary, to report these items at an estimated net realizable value. As of December 31, 2021 and 2020, the reserve for inventory obsolescence was insignificant.
Property, Plant and Equipment, Net
Property, plant and equipment acquired in business combinations are recorded at fair value at the date of acquisition. All other property, plant and equipment are stated at cost less accumulated depreciation. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss) in the period realized. Costs of maintenance and repairs are charged to expense as incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30–40 years
Furniture and fixtures	1–8 Years
Machinery and equipment	1–26 Years
Vehicles	1–8 Years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
Business Combinations
The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The Company records assets acquired and liabilities assumed at their respective fair value at the date of acquisition. Management uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date. Such estimates are inherently uncertain and may be subject to refinement. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. During the measurement period of up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill, to the extent such information was not available to the Company at the acquisition date to determine such amounts.
Accounting for business combinations requires the Company to make significant estimates and assumptions at the acquisition date, including estimates of the fair value of acquired inventory, property and equipment, identifiable intangible assets, contractual obligations assumed, preacquisition contingencies, where applicable, and equity issued. Significant assumptions relevant to the determination of the fair value of the assets acquired and liabilities assumed include, but are not limited to, future expected cash flows, discount rates, royalty rates, and other assumptions. The approach to valuing an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and relevant volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation.

All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred. Changes in the fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings.
Goodwill
Goodwill is deemed to have an indefinite life and is subject to at least annual impairment assessments at the reporting unit level or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company conducts an annual impairment test on October 1st each year.
The Company performs a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. Factors utilized in the qualitative assessment include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and Company specific events. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the entity performs a quantitative assessment, which consists of a comparison of the fair value of the reporting unit with its carrying amount.
The Company’s reporting units are either its operating business segments or one level below its operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. The Company estimates the fair value based on present value techniques involving future cash flows. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins, discount rate as well as other economic or industry-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. The Company performs a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. The Company uses a Weighted Average Cost of Capital (“WACC”) approach to determine its discount rate for goodwill recoverability testing. WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond its control.
There was no impairment of goodwill during the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period or 2019 Predecessor Period.
Intangible Assets
The Company evaluates the recoverability of indefinite-life intangible assets on an annual basis or when events or changes in circumstances indicate that these assets might be impaired. The Company performs a qualitative assessment to determine whether it is more likely than not that an indefinite-life intangible asset is impaired. If the qualitative assessment indicates it is more likely than not that the indefinite-life intangible asset is impaired, the entity performs a quantitative assessment, which consists of a comparison of the fair value of the asset with its carrying amount. The fair value techniques used require management judgment and estimates may include revenue growth rates, projected operating margins, changes in working capital, royalty rates and discount rates. If the carrying value of an intangible asset exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess. The Company conducts an annual impairment test on October 1 each year. There were no impairments of indefinite-life intangible assets during the 2021 Predecessor Period, 2020 Predecessor Period or 2019 Predecessor Period. There are no indefinite-life intangible assets in the Successor Period.
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which vary depending on the type of intangible assets. Costs to maintain and extend intangible assets are expensed as incurred. In determining the estimated useful lives of definite-lived intangibles, the Company considers the nature, competitive position, life cycle position and historical and expected future operating cash flows of each acquired assets, as well as its commitment to support these assets through continued investment and legal infringement protection.
Impairment of Long-Lived Assets
Long-lived assets include acquired property, plant, and equipment and intangible assets subject to amortization. The Company evaluates the recoverability of long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. The Company determines the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairments of long-lived assets during the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period or 2019 Predecessor Period.
Revenue Recognition
The Company follows the guidance in ASC Topic 606, Revenue from Contracts with Customers, which requires a company to recognize revenue when the company transfers control of promised goods and services to the customer. Revenue is recognized in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. A company also is required to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company derives its revenue from contracts with customers, which comprise of following principal activities as described:
•Full-service air base fire retardant includes sales from the supply and service of fire retardant to designated air tanker bases. The Company provides fire retardant product, the related equipment, and service personnel who operate the related equipment at the designated air tanker bases for the period specified in the contract with respect to each designated air tanker base. Product revenues are recognized at the point in time when product is shipped and control is transferred to the customer, typically when the product is consumed by the customer. The component of service revenue is recognized ratably over time as the customer simultaneously receives and consumes the services. The Company has entered into full-service U.S. Forest Service (“USFS”) contracts. These contracts are between Perimeter Solutions and the USFS for supply and service of long-term fire retardant to the designated air tanker bases of certain U.S. Government agencies. The revenue derived from these contracts is comprised of three performance obligations, namely product sales, providing operations and maintenance personnel services and leasing of specified equipment. The performance obligation for product sales is satisfied at a point in time, while for services and leases it is a “stand-ready obligation” and the revenue is recognized straight-line over the service period. Control of a product is deemed to be transferred to the customer upon shipment or delivery.
•Fire retardant, suppressant, and related equipment includes domestic and international sales of fire retardant and fire suppressant products. Product revenues are recognized at the point in time when control of the product is transferred to the customer which is upon shipment or delivery of the product to the customer, depending on the underlying contract terms.
•Oil additives includes domestic and international sales of oil additive products by the Company entities in the U.S. and Germany. Product revenues are recognized at the point in time when control of the product is transferred to the customer which is upon shipment or delivery of the product to the customer, depending on the underlying contract terms.
The Company uses the policy election to account for the shipping and handling activities as activities to fulfill the Company’s promise to transfer goods to the customer, rather than as a performance obligation. Accordingly, the costs of the shipping and handling activities are accrued for at the time of shipment.
The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales incentives, wherever these adjustments are material. The transaction price is variable and is based upon gallons of product consumed by the customer during the service period i.e., mobilization period, which typically lasts during May through September. The Company includes the estimated amount of variable consideration in transaction price that it expects to receive to the extent it is probable that a significant revenue reversal will not occur.
Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from a customer, are excluded from revenue.
Payment terms vary by contract and sales to customers are deemed collectible at the time of sale based on customer history, prior credit checks, and controls around customer credit limits. The Company does provide for the right to return; however, most of the product is used at the point of purchase and returns are minimal. Therefore, there is no estimated obligation for returns. Standard terms of delivery are generally included in the Company's contracts of sale, order confirmation documents and invoices.
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
Deferred Revenue
Deferred revenue represents billings under noncancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue and the remaining portion is recorded as deferred revenue, non-current.
The contracts entered by the Company have duration of one year or more. Any billings made to the customer during the financial year for which the related product or service is yet to be delivered on the cutoff date, i.e., December 31, is recognized as deferred revenue. Deferred revenue was $0.4 million and $0.3 million as of December 31, 2021 and 2020, respectively.
For full-service fire-retardant contracts, the Company identifies the fire-retardant product and the services as separate units of account. Substantially all performance obligations are satisfied by the end of the annual financial reporting period and the allocation of transaction price to each performance obligation does not have an impact on the recognition and measurement of revenues for the annual reporting period. There were no contract assets, contract obligations, or material rights as of December 31, 2021 and 2020.
Deferred Financing Fees
Successor
As of December 31, 2021, the unamortized debt issue costs of $10.9 million for the Company's Senior Notes are carried as a contra liability and are amortized over the term of the related debt using the effective interest method. As of December 31, 2021, unamortized deferred financing costs of $2.2 million for the Company’s five-year revolving credit facility (the “Revolving Credit Facility”) is carried as a long-term asset and is amortized on a straight-line basis into interest expense over the term of the Revolving Credit Facility. Amortization of deferred financing fees for the Successor Period for the Senior Notes and Revolving Credit Facility was $0.2 million and $0.1 million, respectively, and is presented as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).
Predecessor
As of December 31, 2020, unamortized original issue discount and other debt issuance costs of $13.4 million for the Company’s term loans were carried as a contra liability and are amortized over the term of the related debt using the effective interest method. As of December 31, 2020 unamortized deferred financing costs of $1.2 million for the Company’s revolving line of credit was carried as a long-term asset and amortized on a straight-line basis into interest expense over the term of the facility. In connection with the Business Combination, on the Closing Date, the unamortized original issue discount and debt issuance costs of $11.0 million on term loans and unamortized deferred financing costs of $0.8 million on revolving line of credit were written off to interest expense upon extinguishment of the related debt. Amortization of deferred financing fees for the 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period for the term loans and revolving line of credit was $14.6 million, $3.5 million and $3.6 million, respectively, and is presented as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).

Income Taxes
Income taxes are accounted for under the asset-and-liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities, as well as loss and tax credit carryforwards and their respective tax bases measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.
Deferred tax assets and deferred tax liabilities are presented as non-current in a classified balance sheet.
The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense (benefit). The Company makes adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.
Under the Tax Cuts and Jobs Act, the Global Intangible Low-Taxed Income (“GILTI”) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a period cost within income tax expense in the period in which it is incurred or (ii) account for GILTI in a company’s measurement of deferred taxes. The Company elected to account for GILTI as a period cost.
Leases
The Company’s leases have been accounted for and reported in accordance with ASC Topic 840, Leases. Total lease payments over the non-cancellable term of a lease were recognized as rent expense on a straight-line basis over the lease term, with the excess of expense recognized over lease payments made carried as a deferred rent liability on the balance sheet. Any lease incentive payments received from lessors were recorded as a liability on the balance sheet and amortized as a reduction of rent expense over the term of the lease.
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Foreign Currencies
The functional and reporting currencies for all Luxembourg entities are in U.S. dollars. The functional currency for the Company’s remaining non-U.S. subsidiaries is the local currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date except for non-monetary assets and liabilities, which are measured at historical exchange rates and revenues and expenses are translated at the average exchange rates for each respective reporting period. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive loss in shareholders’ equity. The Company does not recognize deferred taxes on translation adjustments from its investments in foreign subsidiaries that are essentially permanent in duration.
Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations are recorded in the consolidated statements of operations and comprehensive income (loss). Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period were $(1.0) million, $(4.1) million, $5.8 million and $(1.7) million, respectively.
Share-Based Compensation
Performance stock options - Successor
The Company recognizes compensation costs related to stock options granted to employees and non-employees based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The Company records forfeitures as they are incurred. The grant date fair value of the stock options is expensed proportionately for each tranche over the applicable service period. The fair value of performance-based stock options is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. The assumptions used in the Black-Scholes option-pricing model are as follows:
•Exercise price. The Company's ordinary share’s fair market value on the date of grant.
•Fair Market Value of Common Stock. Subsequent to the Business Combination, the grant date fair market value is the quoted market price of the Company's ordinary shares.
•Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on vesting terms, exercise term and contractual lives of the options. The expected term is based on the simplified method and is estimated as the average of the weighted average vesting term and the time to expiration as of the grant date. The simplified method was used due to the lack of historical exercise information.
•Expected volatility. As the Company does not have sufficient historical stock price information to meet the expected life of the stock option grants, it uses a blended volatility based on the trading history from the common stock of a set of comparable publicly listed companies.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the stock options in effect at the time of grant.
•Dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plan to pay any dividends on its ordinary shares.
Restricted stock units - Successor
Restricted stock units are valued using the market price of the Company's ordinary shares on the grant date. The grant date fair value of the restricted stock units is expensed on a straight-line basis over the applicable vesting period.
Founder Advisory Fees - Successor
Pursuant to the advisory agreement entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"), which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri ("EverArc Founders"). Upon consummation of the Business Combination, the Company assumed the Founder Advisory Agreement. The EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, will be entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in PSSA Ordinary Shares and remainder in cash. The Advisory Amounts to be paid in PSSA Ordinary Shares is recorded within shareholders’ equity at grant date fair value and the Advisory Amounts to be paid in cash is recorded as liability in the accompanying consolidated balance sheets. For the Advisory Amounts classified as liability, the Company will remeasure the fair value at each reporting date using the Monte Carlo simulation model. The Fixed Annual Advisory Amount equals to 1.5% of 157,137,410 ordinary shares outstanding on the Closing Date multiplied by the year end closing price of PSSA’s Ordinary Shares and the Variable Annual Advisory Amount is based on the appreciation of the market price of its ordinary shares if such market price exceeds certain trading price minimums using the Monte Carlo simulation model.
Incentive Units - Predecessor
The fair value of each incentive unit was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions. Volatility was based on average historical volatilities for public companies in similar industries over the expected term of the incentive unit. The expected term of incentive units represents the period of time that incentive units granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the incentive unit was based on the U.S. Treasury yield curve in effect at the time of grant. The valuation methodology included estimates and assumptions that required SK Intermediate’s judgment. Significant inputs used to determine estimated fair value of the incentive units include the equity value of SK Intermediate and expected timing of a liquidity event or other outcomes.
Fair Value Measurements
The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, and accounts receivable.
At December 31, 2021, the Company had $225.6 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions and the deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.
For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. Three of the Company’s customers in the Fire Safety segment accounted for 25% and 53% of total sales during the Successor Period and 2021 Predecessor Period, respectively, and 53% of total sales during the 2020 Predecessor Period. Two customers within Fire Safety segment and one within Oil Additives segment represent 39% (23%, 10%, and 6%, respectively) of the total accounts receivable balance as of December 31, 2021. Two customers within Fire Safety segment and one within Oil Additives segment represent 44% (18%, 15%, and 11%, respectively) of the total accounts receivable balance as of December 31, 2020.
Net Income (Loss) Per Share of Ordinary Shares
The Company’s basic earnings per share ("EPS") is computed based on the weighted average number of PSSA Ordinary Shares outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding performance-based stock options and warrants for PSSA Ordinary Shares if the inclusion of these items is dilutive. The treasury stock method is used in determining the number of PSSA Ordinary Shares assumed to be issued from the exercise of ordinary share equivalents.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which will require lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption.
The Company has determined its portfolio of leased assets and is completing its review of all related contracts to determine the impact the adoption will have on its consolidated financial statements and related disclosures. Upon adoption, the Company will recognize right of use assets and lease liabilities for certain commitments related to real estate, vehicles, and field equipment that are currently accounted for as operating leases. To track these lease arrangements and facilitate compliance with this ASU, the Company is implementing a third-party lease accounting software solution and is in the process of designing processes and internal controls.
The adoption of this ASU will increase asset and liability balances on the consolidated balance sheets due to the required recognition of right of use assets and corresponding lease liabilities and will result in changes to the Company’s existing accounting policies, business processes, and internal controls. The Company plans to elect the available practical expedients provided in the standard and adopt Topic 842 as of January 1, 2022 at December 31, 2022 on its Form 10-K for the year ending December 31, 2022, using the optional transition method provided by ASU 2018-11 and continues to assess potential effects of the standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and issued subsequent amendments to the initial guidance within ASU 2019-04, ASU 2019-05 and ASU 2019-11. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The new standard is effective for the Company for annual periods beginning after December 15, 2022. The Company expects to adopt the new standard on January 1, 2023 and continues to assess potential effects of the standard.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption of this standard did not have a material impact on its consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as London Interbank Offered Rate (“LIBOR”) which is being phased out, to alternate reference rates, such as Secured Overnight Financing Rate (“SOFR”). These standards are elective and are effective upon issuance for all entities through December 31, 2022. The Company continues to evaluate the optional relief guidance provided within these ASUs and the impact of adopting these standards on the Company’s consolidated financial statements and disclosures.
3. BUSINESS ACQUISITIONS
Successor
Business Combination – Perimeter Solutions
Pursuant to the Business Combination Agreement, each of the following transactions occurred, in the following order:
•On November 8, 2021:
•the Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of PSSA. 40,832,600 EverArc ordinary shares outstanding immediately prior to the Merger were exchanged for an equal number of PSSA Ordinary Shares;
•pursuant to the Subscription Agreements the PIPE Subscribers purchased an aggregate of 115,000,000 EverArc ordinary shares at $10.00 per share that were converted into PSSA Ordinary Shares pursuant to the Merger;

•34,020,000 outstanding EverArc warrants was converted into the right to purchase a PSSA Ordinary Share with each whole warrant entitling the holder thereof to purchase one-fourth of a PSSA Ordinary Share at an exercise price of $12.00 per whole PSSA Ordinary Share; and
•On November 9, 2021:
•SK Holdings (i) along with officers and certain key employees of SK Intermediate contributed a portion of their ordinary shares in SK Intermediate to PSSA in exchange for 10 million Redeemable Preferred Shares of PSSA, nominal value of $10.00 per share, valued at $100.0 million and (ii) sold its remaining ordinary shares in SK Intermediate for approximately $1,900.0 million in cash subject to certain customary adjustments for working capital, transaction expenses, cash and indebtedness;
•PSSA's ordinary shares, nominal value, $1.00 per share, listed and began trading on the NYSE under the symbol "PRM"; and
•the Management Subscribers were granted an aggregate of 1,104,810 PSSA Ordinary Shares at $10.00 per share as consideration and the Director Subscribers purchased an aggregate of 200,000 PSSA Ordinary Shares at $10.00 per share.
•$675.0 million Senior Notes issued by the Escrow Issuer was assumed by SK Intermediate II.
The cash consideration for the Business Combination was funded through cash on hand, proceeds from the sale of the ordinary shares, proceeds from the issuance of Senior Notes and borrowing under the revolving credit facility. The cash balance on the Closing Date consisted of the following (in thousands):

Amount
Capital contribution from EverArc	$315,807
Proceeds from PIPE Subscribers	1,150,000
Senior Notes, net of issue costs	663,970
Total	$2,129,777
The Merger between PSSA and EverArc was accounted for as a common control transaction, whereby all of the net assets of PSSA were those previously held by EverArc at historical cost, with no goodwill or other intangible assets recorded. The acquisition of SK Intermediate was accounted for under the acquisition method. The acquisition method of accounting is based on FASB ASC 805, Business Combinations (“ASC 805”), and uses the fair value concepts defined in FASB ASC 820, Fair Value Measurements. ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets. The purchase price has been preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed.

The preliminary purchase price consideration and allocation for SK Intermediate was as follows (in thousands):

At November 9, 2021
Preliminary Purchase Consideration:
Cash consideration	$1,220,103
Management Subscribers rollover contribution	11,048
Redeemable Preferred Shares	100,000
Fair value of total consideration transferred	$1,331,151

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Property, plant and equipment	$62,689
Inventory	100,246
Tradenames	101,000
Customer lists	761,000
Existing technology and patents	250,000
Working capital	27,379
Other assets (liabilities), net	(832)
LaderaTech contingent earn-out (1)	(19,781)
Long-term debt	(696,971)
Deferred tax liabilities	(299,474)
Total fair value of net assets acquired	285,256
Goodwill (2)	1,045,895
Total	$1,331,151
(1)Refer to the LaderaTech Acquisition.
(2)Of the total goodwill amount herein, $871.4 million has been allocated to Fire Safety segment and $174.5 million has been allocated to Oil Additives segment.
In accordance with the acquisition method of accounting, the purchase price for the SK Intermediate acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value estimates were based on, but not limited to quoted market prices, where available; expected future cash flows based on estimated growth in sales for the Company’s products; estimated costs to develop, procure, produce and deliver its products; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations and appropriate discount rates and growth rates. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. The goodwill is primarily related to extensive industry expertise and continuing innovation at SK Intermediate, resulting in sales growth from future products and service offerings as well as new customers, together with certain intangible assets that do not qualify for separate recognition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes.
The total purchase price consideration and the related purchase price consideration allocation above are preliminary as the Company has not yet completed the evaluation of certain legal or tax-related matters and/or other loss contingencies, including those that it may not yet be aware of but meet the requirement to quality as a pre-acquisition contingency. Any changes within the measurement period in the estimated fair values of the assets acquired, liabilities assumed, and the working capital adjustments may change the allocation of the purchase price consideration. The fair value and related tax impact assessments are to be completed within twelve months of the Closing Date and could have a material impact on the components of the total purchase consideration and the purchase consideration allocation.
EverArc entered into an escrow agreement with SK Holdings and Wilmington Trust, N.A., a national banking association, as escrow agent, which provides that approximately $7.6 million of the cash consideration be held in escrow pending a determination of the post-Closing purchase price adjustments under the Business Combination Agreement. On March 3, 2022, the post-Closing purchase price adjustments under the Business Combination Agreement were finalized the amounts held in escrow was released to SK Holdings.

Transaction costs associated with the Business Combination were $59.5 million. Of this amount, $56.4 million was incurred by EverArc through the Closing Date and is included in accumulated deficit as of November 9, 2021 in the accompanying consolidated statement of shareholders’ equity and the remaining $3.1 million was reflected in the 2021 Predecessor Period in other operating expense in the accompanying consolidated statements of operations and comprehensive income (loss). The Company also incurred a total of $13.3 million of debt issuance costs in connection with the consummation of the Business Combination related to the establishment of the Revolving Credit Facility and the issuance of the Senior Notes.
Predecessor
Magnum Asset Acquisition
On July 1, 2021, the Company used cash provided by operations to purchase all of the assets of Magnum Fire & Safety Systems ("Magnum"). The asset purchase agreement provided for approximately $1.2 million in cash to be paid at closing. The Magnum acquisition expands the Company’s access to new markets and is expected to result in additional revenue in firefighting foam equipment and systems within the Fire Safety segment. The Company has performed a preliminary purchase price allocation, where the Company allocated $1.2 million to goodwill in the predecessor entity. Individual assets and liabilities included within the balance sheet were not material.
PC Australasia Asset Acquisition
On April 1, 2021, the Company used the cash provided by operations to purchase all of the wildfire retardant and foam assets of PC Australasia Pty Ltd ("PC Australasia"). The asset purchase agreement provided for approximately $2.7 million in cash to be paid at closing. The PC Australasia acquisition provides the Company direct access to existing markets within the Fire Safety segment. The Company has performed a preliminary purchase price allocation, where the Company allocated $1.0 million to goodwill in the predecessor entity. Other amounts allocated to the individual assets and liabilities included within the balance sheet were not material.
Budenheim Asset Acquisition
On March 2, 2021, the Company used the cash provided by operations to purchase all of the wildfire retardant and foam assets of Budenheim Iberica, S.L.U ("Budenheim"). The asset purchase agreement provided for approximately $3.6 million in cash to be paid at closing. The Budenheim acquisition expands the Company’s access to new markets and is expected to result in additional revenue within the Fire Safety segment. The Company has performed a preliminary purchase price allocation, where the Company allocated $3.2 million to goodwill in the predecessor entity. Other amounts allocated to the individual assets and liabilities included within the balance sheet were not material.
For segment reporting purposes, the results of operations and assets from the above acquisitions have been included in the Company’s Fire Safety segment since the respective acquisition dates. For the Successor Period and 2021 Predecessor Period, sales, earnings related to the operations consisting of the assets and liabilities and direct costs related to Magnum, PC Australasia and Budenheim were not material. Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to the Company’s results of operations or financial position.
LaderaTech Acquisition
On May 7, 2020, the Company used proceeds from general business operations to purchase all of the outstanding shares of LaderaTech, Inc. (“LaderaTech”). The LaderaTech acquisition expands the Company’s access to the long-term retardant market and is expected to generate synergies within the Fire Safety service industry. Under the equity purchase agreement, the fair value of the consideration transferred was $21.8 million, which included an initial cash payment of $2.0 million and $19.8 million in estimated fair value of contingent future payments.
The future payments are contingent upon an earn-out based on achieving certain thresholds of revenues through December 31, 2026 with an estimated fair value of $17.0 million at the acquisition date. Payment was also contingent upon the acquired technology being listed on the U.S. Forest Service’s Qualified Product List (“QPL”), valued at $2.8 million at the acquisition date. The acquired technology was listed on the QPL during 2021 and the Company made a $3.0 million payment. As of December 31, 2021 and 2020, the estimated fair value of contingent consideration was $20.0 million and

$19.8 million, respectively. The following table summarizes the consideration transferred for the LaderaTech acquisition and the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

May 7, 2020
Purchase Consideration:
Cash	$2,016
Contingent earn-out	19,816
Total purchase consideration	$21,832

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$46
Net working capital	(38)
In-process research and development	20,200
Deferred tax liability	(5,282)
Total fair value of net assets acquired	14,926
Goodwill	6,906
Total	$21,832
The actual results of operations of the acquisition have been included in the accompanying consolidated statements of operations and comprehensive income (loss) from the date of acquisition. The following table summarizes LaderaTech acquisition revenue and earnings included in the accompanying consolidated statements of operations and comprehensive income (loss) from May 7, 2020 through December 31, 2020 (in thousands):

May 7, 2020 - December 31, 2020
Net sales	$609
Net loss	(343)
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and the LaderaTech acquisition as if the acquisition had occurred on January 1, 2019. Pro forma information for the Successor Period and 2021 Predecessor Period is not presented below as LaderaTech’s results were included for the entire period. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Pro forma net sales	$339,579	$239,418
Pro forma net income (loss)	23,815	(42,335)
The amount allocated to goodwill for the acquisitions is not deductible for income tax purposes. The goodwill is attributable primarily to strategic and synergistic opportunities, the assembled workforces acquired and other factors. The fair value of the contingent consideration was estimated using the Monte Carlo valuation approach. See Note 11, Fair Value Measurements for additional information related to the fair value measurement of the contingent consideration.
For segment reporting purposes, the results of operations and assets from the LaderaTech acquisition have been included in the Company’s Fire Safety segment since the acquisition date. Direct costs of the acquisition were not material and were expensed as incurred, and they are included in other operating expenses in the consolidated statement of income and comprehensive income (loss) during the year ended December 31, 2020.
Ironman Acquisition
On March 20, 2019, the Company used proceeds from general business operations, debt and equity to purchase all of the outstanding shares of First Response FireRescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC

(collectively, "Ironman"). The equity purchase agreement provided for $16.8 million in cash to be paid at closing, subject to a final purchase price adjustment, contingent future payments of $11.3 million, and issuance of common equity for $2.5 million. The future payments are contingent upon continued employment at each anniversary date; and therefore, this portion does not represent purchase consideration but rather compensation expense recognized ratably over the service period. Transaction costs of $1.0 million were incurred and expensed during 2019 and presented in other operating expense in the consolidated statement of operations and comprehensive income (loss). The Ironman Acquisition expands the Company’s access to new markets and is expected to generate synergies within the Fire Safety segment. Goodwill is expected to be deductible for tax purposes. The goodwill recognized as a result of the acquisitions is attributable primarily to strategic and synergistic opportunities, the assembled workforces acquired and other factors.
The Ironman Acquisition was accounted for as a business combination, which requires an allocation of the total consideration to the identifiable assets and liabilities measured at fair value at the acquisition date. The following table summarizes the consideration transferred for the Ironman Acquisition and the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

March 20, 2019
Purchase Consideration:
Cash	$16,814
Equity	2,500
Total purchase consideration	$19,314

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$500
Net working capital	(262)
Inventory	513
Property, plant and equipment	1,900
Total fair value of net assets acquired	2,651
Goodwill	16,663
Total	$19,314
The actual results of operations of the acquisition has been included in the accompanying consolidated statements of operations and comprehensive income (loss) from the date of acquisition. Ironman’s revenue and earnings included in the accompanying consolidated statements of operations and comprehensive income (loss) from March 20, 2019 through December 31, 2021 is immaterial as their primary customer was Perimeter.

4. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Inventory:
Raw materials and manufacturing supplies	$34,008	$25,695
Work in process	213	306
Finished goods	75,866	32,783
Total inventory	$110,087	$58,784

Prepaid Expenses and Other Current Assets:
Advance to vendors	$2,984	$7,343
Prepaid insurance	8,441	125
Other	2,736	3,938
Total prepaid expenses and other current assets	$14,161	$11,406

Property, Plant and Equipment:
Buildings	$4,021	$6,768
Leasehold improvements	2,301	1,146
Furniture and fixtures	558	416
Machinery and equipment	50,177	51,286
Vehicles	4,579	4,311
Construction in progress	1,983	5,069
Total property, plant and equipment, gross	63,619	68,996
Less: Accumulated depreciation	(1,372)	(20,761)
Total property, plant and equipment, net	$62,247	$48,235

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$7,728	$4,653
Accrued salaries	900	2,779
Accrued employee benefits	591	511
Accrued interest	5,341	79
Accrued purchases	1,930	2,347
Accrued taxes	355	2,905
Accrued construction	—	1,319
Other	2,180	1,452
Total accrued expenses and other current liabilities	$19,025	$16,045

Other Non-Current Liabilities:
LaderaTech contingent earn-out	$19,979	$19,816
Other	2,216	1,335
Total other non-current liabilities	$22,195	$21,151
Depreciation expense related to property, plant and equipment for the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period was $1.4 million, $6.6 million, $6.7 million and $6.9 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss).

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Oil Additives	Total
Predecessor
Balance, December 31, 2019	$354,827	$118,367	$473,194
Business acquired	6,906	—	6,906
Foreign currency translation	1,034	907	1,941
Balance, December 31, 2020	362,767	119,274	482,041
Business acquired	5,385	—	5,385
Foreign currency translation	286	(605)	(319)
Balance, November 8, 2021	$368,438	$118,669	$487,107

Successor
Balance, November 9, 2021	$871,425	$174,470	$1,045,895
Foreign currency translation	(3,618)	(952)	(4,570)
Balance, December 31, 2021	$867,807	$173,518	$1,041,325
Intangible assets and related accumulated amortization as of December 31, 2021 and 2020 are as follows (in thousands):

	Successor - December 31, 2021
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Existing technology and patents	20	$250,000	$(836)	$(1,796)	$247,368
Customer lists	20	761,000	(2,059)	(5,482)	753,459
Tradenames	20	101,000	(268)	(727)	100,005
Balance, December 31, 2021		$1,112,000	$(3,163)	$(8,005)	$1,100,832

	Predecessor - December 31, 2020
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Existing technology	15	$158,730	$1,747	$(25,903)	$134,574
Customer lists	10	419,900	96	(115,688)	304,308
Patents	7	1,759	136	(541)	1,354
Tradenames	10	900	2	(188)	714
Indefinite Lived Intangible Assets:
Tradenames	Indefinite	32,700	50	—	32,750
Balance, December 31, 2020		$613,989	$2,031	$(142,320)	$473,700
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

Amortization expense for definite-lived intangible assets for the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period was $8.0 million, $45.4 million, $51.5 million and $51.1 million, respectively.
Estimated annual amortization expense of intangible assets for the five years subsequent to December 31, 2021 and thereafter is as follows (in thousands):

Years Ending December 31:	Amount
2022	$55,600
2023	55,600
2024	55,600
2025	55,600
2026	55,600
Thereafter	822,832
Total	$1,100,832
6. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Senior Notes	$675,000	$—
First Lien	—	545,693
Second Lien	—	155,000
Long-term debt	675,000	700,693
Less: unamortized debt issuance costs	(10,872)	(13,422)
Long-term debt, net	664,128	687,271
Less: current maturities	—	(6,723)
Long-term debt, less current maturities	$664,128	$680,548
Maturities of long-term debt as of December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Amount
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	675,000
Total	$675,000
Successor
Revolving Credit Facility
In connection with the consummation of the Business Combination, SK Intermediate II, as borrower, entered into a five-year Revolving Credit Facility, which provides for a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million.
The Revolving Credit Facility matures on November 9, 2026. The Revolving Credit Facility includes a $20.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility. The Revolving Credit Facility allows SK

Intermediate II to increase commitments under the Revolving Credit Facility up to an aggregate amount not to exceed the greater of (i) $143.0 million and (ii) 100.00% of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the most recent four-quarter period (minus the aggregate outstanding principal amount of certain ratio debt permitted to be incurred thereunder). All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, subject to customary exceptions.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at SK Intermediate II’s option, either (x) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (but which will not be less than a 0.00% LIBOR floor) or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month LIBOR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of LIBOR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.
In addition, on a quarterly basis, SK Intermediate II will be required to pay each lender under the Revolving Credit Facility a commitment fee of 0.50% in respect of the unused portion of the commitments under the Revolving Credit Facility, which fee will be subject to two step downs of 0.125% based upon the achievement of certain leverage ratios. SK Intermediate II will be required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the face amount of each undrawn letter of credit, plus such letter of credit issuer’s customary administration and issuance fees and charges and a fronting fee in an amount equal to 0.125% per annum of the face amount of each letter of credit.
Solely to the extent that on the last day of the applicable fiscal quarter, the utilization of the Revolving Credit Facility (excluding cash collateralized letters of credit and up to $10.0 million of undrawn letters of credit) exceeds 40% of the aggregate commitments, the Revolving Credit Facility requires compliance on a quarterly basis with a maximum secured net leverage ratio of 7.50:1.00. In addition, for purposes of determining compliance with such financial maintenance covenant for any fiscal quarter, SK Intermediate II will be able to exercise an equity cure by SK Intermediate II issuing certain permitted securities for cash or otherwise receiving cash contributions to the capital of SK Intermediate II that will, upon the receipt by SK Intermediate II of such cash, be included in the calculation of consolidated EBITDA solely for the purpose of such financial maintenance covenant. SK Intermediate II will not be able to exercise the equity cure right in more than two fiscal quarters during any period of four consecutive fiscal quarters or more than five fiscal quarters during the term of the Revolving Credit Facility. Under the Revolving Credit Facility, SK Intermediate II may also be required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or making certain acquisitions. In addition, the Revolving Credit Facility includes a customary holding company covenant that restricts the activities of SK Intermediate II and other negative covenants, subject to customary exceptions, restricting or limiting SK Intermediate II’s ability and the ability of its restricted subsidiaries to, among other things: (i) make non-ordinary course dispositions of assets; (ii) participate in certain mergers and acquisitions; (iii) pay dividends or make distributions and stock repurchases and optional redemptions (and optional prepayments) of certain subordinated, junior lien or unsecured debt; (iv) incur, assume or guarantee indebtedness; (v) make certain loans and investments; (vi) grant, assume or incur liens; (vii) transact with affiliates; (viii) change its business and the business of its restricted subsidiaries; or (ix) enter into negative pledges or restrictions on its ability or the ability of restricted subsidiaries to pay dividends, make distributions, repay or guarantee indebtedness, or make intercompany investments or transfers.
The Revolving Credit Facility is fully and unconditionally guaranteed by the Company and each of SK Intermediate II’s existing and future wholly-owned material restricted subsidiaries, subject to customary exceptions, and is secured by a first priority lien, subject to certain permitted liens, on substantially all of SK Intermediate II’s and each of the guarantors’ existing and future property and assets, subject to customary exceptions.
Deferred financing costs incurred in connection with securing the Revolving Credit Facility were $2.3 million, which is carried as a long-term asset and is amortized on a straight-line over the term of the Revolving Credit Facility and included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).
The Company borrowed $40.0 million under the Revolving Credit Facility to finance a portion of the costs and expenses in connection with the consummation of the Business Combination. On December 9, 2021, the Company repaid the full drawdown of $40.0 million.

As of December 31, 2021, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Bridge Facility
In connection with entering into the Business Combination Agreement, EverArc entered into a commitment letter, dated June 15, 2021, with Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Goldman Sachs Bank USA (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties had, with respect to bridge financing, committed to provide up to $600.0 million in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Business Combination. Effective November 9, 2021, the Bridge Loan Commitment was fully terminated as a result of the $675.0 million in committed amounts available under the Senior Notes, as described below. The Company did not make any borrowings under the Bridge Loan Commitment and incurred a commitment fee of $7.5 million which was recorded as part of the November 9, 2021 accumulated deficit balance in the accompanying consolidated statements of shareholders’ equity.
Senior Notes
In order to finance a portion of the cash consideration payable in the Business Combination and the costs and expenses incurred in connection therewith, on October 5, 2021, Escrow Issuer launched a private offering of $600.0 million, which was subsequently updated to $675.0 million, principal amount of 5.00% Senior Notes due October 30, 2029 pursuant to that certain indenture dated as of October 22, 2021 (“Indenture”) between SK Intermediate II and U.S. Bank National Association, as Trustee and Collateral Agent (the “Trustee”). Upon the consummation of the Business Combination, SK Intermediate II assumed the Escrow Issuer’s obligations under the Senior Notes.
The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year, commencing on April 30, 2022.
The Senior Notes are general, secured, senior obligations of SK Intermediate II; rank equally in right of payment with all existing and future senior indebtedness of SK Intermediate II (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of SK Intermediate II that is not secured by the collateral. The Senior Notes are effectively subordinated to all existing and future indebtedness of SK Intermediate II that is secured by assets other than the collateral, to the extent of the collateral securing such indebtedness, are structurally subordinated to all existing and future indebtedness, claims of holders of any preferred stock that may be issued by, and other liabilities of, subsidiaries of SK Intermediate II that do not guarantee the Senior Notes. The Senior Notes are senior in right of payment to any future subordinated indebtedness of SK Intermediate II and are initially guaranteed on a senior secured basis by the guarantors discussed below and will also be guaranteed in the future by each subsidiary, if any, that guarantees indebtedness under the Revolving Credit Facility.
On or after October 30, 2024, SK Intermediate II may on any one or more occasions redeem all or a portion of the Senior Notes at the redemption prices, expressed as percentages of principal amount set forth the Indenture, plus accrued and unpaid interest, if any, on the Senior Notes redeemed. In addition, prior to October 30, 2024, SK Intermediate II may, at its option, redeem up to 40% of the aggregate principal amount of the Senior Notes with funds in an aggregate amount not exceeding the net cash proceeds from certain equity offerings at a redemption price equal to 105.00% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any.
The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of SK Intermediate II’s existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting SK Intermediate II’s ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the SK Intermediate II’s’ assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business.
Deferred financing costs incurred in connection with securing the Senior Notes were $11.0 million, which were capitalized and will be amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net on the consolidated balance sheets as of December 31, 2021.
Redeemable Preferred Shares
In connection with the Business Combination, SK Holdings along with officers and certain key employees of SK Intermediate contributed a portion of their investment in ordinary shares of SK Intermediate to the Company in exchange for 10 million Redeemable Preferred Shares, nominal value $10 per share, valued at $100.0 million. The Redeemable Preferred Shares are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will generally be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual general meeting. At December 31, 2021, $0.9 million of preferred dividends were in arrears.
The Company, under its articles of association (the "Articles") is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. The redemption price per share would be equal to the nominal value of the Redeemable Preferred Shares plus any accrued and unpaid preferential dividend, if any. If the Company fails to redeem the Redeemable Preferred Shares at the times noted above, the preferred dividend rate will permanently increase to the interest rate currently being paid (whether in default or not) under the Senior Credit Agreement plus 10.00%.
Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability on the accompanying consolidated balance sheets, and $0.9 million of dividends on these Redeemable Preferred Shares for the Successor Period are classified as interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).
Holders of the Redeemable Preferred Shares generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding Redeemable Preferred Shares, the Company is prohibited from (i) issuing any shares ranking pari passu or senior to the Redeemable Preferred Shares, (ii) enter into a credit agreement or amend the terms of the Senior Notes in a manner that would adversely affect the redemption of Redeemable Preferred Shares by extending the maturity date under such credit facility or increase the restrictions on the Company’s ability to pay the cash portion of the preferred dividend, (iii) amending the Company's charter or entering into, amending or altering any other agreement in any manner that would adversely affect Redeemable Preferred Shares or (iv) pay a cash dividend on PSSA Ordinary Shares until such time the Company has paid the cash portion of the preferred dividend in arrears.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and is senior to the Company's ordinary shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At December 31, 2021, the redemption price was $100.9 million.
Predecessor
On March 28, 2018, Invictus U.S., LLC and SK Intermediate II, two wholly owned subsidiaries of SK Intermediate, entered into credit agreements providing for committed credit facilities of $815.0 million, a substantial portion of which was used to fund the acquisition of the Company’s assets.
The First Lien Credit Facility (the "First Lien") consisted of a $545.0 million U.S. dollar term loan with a maturity of March 28, 2025, a multicurrency revolving credit facility (the "Revolver"), and a $16.0 million extension on the original term loan. The First Lien was issued with an original issue discount ("OID") of 0.30%. Principal and interest payments were due on a monthly basis and any outstanding borrowings under the First Lien could be repaid without penalty. The First Lien was secured by substantially all of the assets of the Company. Interest was based on a floating rate indexed to either LIBOR plus an applicable margin, federal funds rate plus an applicable margin, or the prime rate plus an applicable margin. The First Lien contained a series of restrictive financial and nonfinancial covenants which, among other things, limited the ability of the Company to: i) incur additional indebtedness, ii) create liens, iii) make investments or make other restricted payments, iv) sell assets, v) substantially change the nature of the Company, and vi) enter into certain transactions with affiliates.

On November 23, 2018, the Company executed the first amendment to the First Lien (the "Amendment") for an incremental term loan in the amount of $16.0 million. Significant terms of the Amendment (including maturity, principal payment frequency, interest rate, and covenants) were identical to the First Lien.
The Second Lien Credit Facility (the "Second Lien") consisted of a $155.0 million U.S. dollar term loan with a maturity of March 28, 2026. There were no required principal payments on the Second Lien until maturity with interest payments due quarterly. The Second Lien was secured by substantially all of the assets of the Company and could be repaid without penalty. The Company repaid $15.0 million during 2020. Interest was based on a floating rate indexed to either LIBOR plus an applicable margin, federal funds rate plus an applicable margin, or the prime rate plus an applicable margin. The Second Lien contained a series of similar restrictive financial and nonfinancial covenants as the First Lien.
As of December 31, 2020, the average effective interest rate for the First Lien and the Second Lien was 4.17% and 7.97%, respectively.
The Revolver provided for maximum borrowings of $100.0 million with a maturity of March 28, 2023. Interest was based on the same terms as the First Lien and was subject to a 0.50% unused commitment fee. The Revolver also contained a $10.0 million standby letter of credit sub-facility and a $10.0 million swing line sub-facility. The Revolver contained a series of restrictive financial and nonfinancial covenants similar to those of the First Lien plus a debt to EBITDA leverage ratio that was only applicable when the aggregate outstanding amount of the Revolver, any swing line loans, and letters of credit was greater than 35.00% of the commitment under the Revolver as of the last day of the fiscal quarter. As of December 31, 2020, there were no amounts outstanding under the Revolver or the sub-facilities.
In accordance with the provisions of the First Lien, Second Lien, and the Revolver, the Company was required to make an annual mandatory principal prepayment on the First Lien and Second Lien to the extent the Company realized excess consolidated cash flow in a given fiscal year. During the 2020 Predecessor Period, the Company repaid $1.1 million from realized excess consolidated cash flows. As of December 31, 2020, SK Intermediate II was in compliance with all covenants.
In connection with the consummation of the Business Combination, on the Closing Date, $541.5 million outstanding under the First Lien and $155.0 million outstanding under the Second Lien were repaid and the related unamortized debt issue costs of $11.0 million was charged to interest expense in the 2021 Predecessor Period in the accompanying consolidated statement of operations and comprehensive income (loss).

7. INCOME TAXES
Income Tax Expense
The Company’s income tax benefit (expense) consisted of the following components (in thousands):

	Successor	Predecessor
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
Current:
Luxembourg	$(1)	$(11)	$(118)	$(120)
U.S. Federal	1,295	(15,123)	(7,546)	(1,933)
U.S. state and local	519	(6,201)	(4,091)	(470)
Other foreign jurisdictions	2,192	(4,045)	(1,412)	(1,991)
Total current	4,005	(25,380)	(13,167)	(4,514)
Deferred:
Luxembourg	—	—	(930)	(16)
U.S. Federal	1,724	7,062	1,966	15,828
U.S. state and local	390	1,922	(213)	5,477
Other foreign jurisdictions	(1,444)	2,260	1,861	899
Total deferred	670	11,244	2,684	22,188
Total income tax benefit (expense)	$4,675	$(14,136)	$(10,483)	$17,674
The Company’s (loss) income before income taxes consists of the following components (in thousands):

	Successor	Predecessor
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
Luxembourg	$(657,511)	$(15,309)	$(1,230)	$50
U.S.	(23,500)	49,186	35,703	(60,660)
Other foreign jurisdictions	(4,121)	888	259	899
Total (loss) income before taxes	$(685,132)	$34,765	$34,732	$(59,711)

The Company’s income tax expense differs from the amount computed by applying the Luxembourg statutory rate of 24.94% for the reasons set forth in the following table:

	Successor	Predecessor
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
Luxembourg statutory tax rate	24.94%	24.94%	24.94%	24.94%
(Increase)/reduction in income tax rate:
U.S. state and local income taxes, net	0.14	7.61	6.25	6.01
Effect of rates different from statutory	(0.10)	(5.84)	(3.78)	(3.68)
Global intangible low-taxed income	—	—	—	(1.37)
Section 250 deduction	(0.05)	(2.20)	(1.36)	0.78
Transaction costs	(0.11)	0.02	—	—
Founders advisory fees	(23.78)	—	—	—
Tax rate changes	—	1.38	3.57	4.49
Changes in prior year estimates	—	—	(2.73)	3.61
Change in valuation allowance	(0.07)	12.47	5.12	(5.31)
Other, net	(0.29)	2.28	(1.83)	0.13
Effective tax rate	0.68%	40.66%	30.18%	29.60%

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Net operating loss carryforwards	$7,360	$4,492
Inventory	—	58
Interest	4,161	5,812
Accrued liabilities	2,315	1,934
Goodwill and other intangibles	35	545
Other	1,821	546
Valuation allowance	(5,598)	(5,060)
Total deferred tax assets	10,094	8,327
Deferred Tax Liabilities:
Property, plant and equipment	(10,077)	(5,932)
Goodwill and other intangibles	(284,297)	(114,514)
Inventory	(8,106)	—
Unremitted earnings	(6,000)	—
Other	(247)	(43)
Total deferred tax liabilities	(308,727)	(120,489)
Net deferred tax liability	$(298,633)	$(112,162)
At December 31, 2021, the Company had net operating loss carryforwards in Luxembourg of $17.9 million, which will expire, if unused, starting in 2034 and $0.3 million, which can be carried forward indefinitely. The Company has U.S. state net operating loss carryforwards of approximately $4.0 million on a net, post-apportionment basis, that will expire, if unused, starting in 2041. The Company has other foreign net operating loss carryforwards of $9.3 million, of which, the majority can be carried forward indefinitely.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law, which included, among other things, modifications on the limitation of business interest expense for tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the Internal Revenue Code increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. As a result of the CARES Act, the Company utilized all interest expense incurred in 2020. Future regulatory guidance on the application on the CARES Act or new legislation related to the COVID-19 pandemic could impact the Company’s tax provision in future periods.
In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely- than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.
The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more-likely-than-not to be realized. The change in valuation allowance for deferred tax assets for the year ending December 31, 2021 was a net increase of $0.5 million.
As of December 31, 2021, the Company has provided deferred taxes of $6.0 million associated with withholding taxes on accumulated undistributed earnings generated by foreign subsidiaries. Earnings of countries within the European Union would be subject to zero withholding tax on future distributions of unremitted earnings. The Company continues to assert permanent reinvestment of the remaining undistributed earnings for which deferred taxes have not been provided for as of December 31, 2021. The computation of the potential deferred tax liability associated with these undistributed earnings is not practicable. If there are policy changes, the Company would record the applicable taxes in the period of change.
Uncertain Tax Benefits
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. The Company did not have any uncertain tax benefits as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statement of operations and comprehensive income (loss).
The Company files income tax returns in Luxembourg, U.S. federal and state jurisdictions, and other foreign jurisdictions. As of December 31, 2021, tax years 2018 through 2020 are subject to examination by the tax authorities in the U.S. The Alberta, Canada audit being conducted during the previous year has concluded as of January 12, 2022 and no material adjustments were identified.
8. COMMITMENTS AND CONTINGENCIES
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
Commitments
The Company has a supply agreement to purchase elemental phosphorus (P4) from a supplier through 2023. The contract price is tied to the contract year cost times a multiplier, subject to a market-driven benchmark price adjustment, which is generally settled once per year. The Company did not purchase the anticipated minimum pounds of P4 during the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period or 2019 Predecessor Period. Further, the Company has no obligation to record, as there is no financial penalty owed to the vendor. Costs incurred under this supply agreement were $7.7 million, $36.1 million, $31.8 million and $30.5 million during the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period, respectively.
Leases
The Company leases facilities and other machinery and equipment under long-term noncancelable operating leases through August 14, 2037. As of December 31, 2021, the future minimum rental payments required by the long-term noncancelable operating leases are as follows (in thousands):

Amount
Years Ending December 31:
2022	$4,026
2023	3,155
2024	2,387
2025	2,063
2026	1,954
Thereafter	3,102
Total	$16,687
Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases for the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period was $0.5 million, $2.9 million, $3.2 million and $3.1 million, respectively, of which $0.5 million, $2.5 million, $2.9 million and $2.8 million, respectively, was presented in cost of goods sold and $0.0 million, $0.4 million, $0.3 million and $0.3 million, respectively, was presented in selling, general, and administrative in the consolidated statements of operations and comprehensive income (loss).
9. EQUITY
Successor
Ordinary Shares
The Company’s authorized share capital is $4,100.0 million, consisting of 4.0 billion ordinary shares, with a nominal value of $1.00 per share and 10.0 million Redeemable Preferred Shares with a nominal value of $10.00 per share. Each ordinary share entitles the holder thereof to one vote.
Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability on the accompanying consolidated balance sheets. Refer to Note 6, “Long-Term Debt and Redeemable Preferred Shares” for additional information about the Redeemable Preferred Shares.
The Company's board of directors (the "Board") is authorized, up to the maximum amount of the authorized capital, to (i) increase the issued share capital in one or several tranches by way of issuance of ordinary or preferred shares with such rights as freely determined by the Board at its discretion, with or without share premium, against payment in cash or in kind, by conversion of claims on the Company or in any other manner (ii) issue subscription and/or conversion rights in relation to new shares or instruments within the limits of the authorized capital under the terms and conditions of warrants (which may be separate or linked to Shares), bonds, notes or similar instruments issued by the Company, (iii) determine the place and date of the issue or successive issues, the issue price, the terms and conditions of the subscription of and paying up on the new shares and instruments and (iv) remove or limit the statutory preferential subscription right of the shareholders and of the holders of instruments issued by the Company that entitle them to a preferential subscription right.
As of December 31, 2021, there were 157,237,435 PSSA Ordinary Shares issued and outstanding.

On December 7, 2021, subject to the approval of the shareholders of the Company, the Board authorized a share repurchase plan (the “Share Repurchase Plan”). Under the Share Repurchase Plan, the Company is authorized to repurchase up to $100.0 million of its issued and outstanding ordinary shares at any time during the next 24 months or, if different, such other timeframe as approved by the shareholders of the Company. Repurchases under the Share Repurchase Plan may be made, from time to time, in such quantities, in such manner and on such terms and conditions and at prices the Company deems appropriate. The Share Repurchase Plan does not obligate the Company to acquire any particular amount of ordinary shares and may be modified or suspended at any time and could be terminated prior to completion. The repurchase program will be funded with cash on hand or borrowings under the Company's revolving credit facility. Any repurchased ordinary shares will be retired.
The Company has not made any repurchases under its Share Repurchase Plan during the Successor Period.
In accordance with the Luxembourg company law, from the annual net profits of the Company, at least 5% shall each year be allocated to a reserve (the “Legal Reserve”). That allocation to the Legal Reserve will cease to be required as soon and as long as the Legal Reserve amounts to 10% of the amount of the share capital of the Company. The general meeting of shareholders, upon the recommendation of the Company's Board, shall resolve how the remainder of the annual net profits, after allocation to the Legal Reserve, will be disposed of by allocating the whole or part of the remainder to a reserve, by carrying it forward to the following financial year or by distributing it, together with carried forward profits, to the shareholders. As of December 31, 2021, the Company has not made any allocation to the Legal Reserve.
Predecessor
SK Intermediate made a $60.0 million capital distribution to SK Holdings in the 2021 Predecessor Period.
Warrants
In connection with the Merger, 34,020,000 EverArc Warrants issued and outstanding on the Closing Date were converted into the right to purchase PSSA Ordinary Shares, entitling the holder thereof to purchase one-fourth of a PSSA Ordinary Share at an exercise price of $12.00 per whole PSSA Ordinary Share. The warrant subscription period ends on the earlier of the third anniversary of the Closing Date or such earlier date as determined by the warrant instrument.
PSSA Warrants are subject to mandatory redemption at $0.01 per PSSA Warrant if at any time the average price per PSSA Ordinary Share equals or exceeds $18.00 for a period of ten consecutive trading days subject to any prior adjustment in accordance with the terms of the Warrant Instrument. Management considers this feature to be an early exercise contingency.
The PSSA Warrants are classified within equity as they are indexed to the Company’s own equity and meet the criteria for equity classification, including the fact that there are no provisions that would require cash settlement of the PSSA Warrants. As of December 31, 2021, there were 34,019,900 PSSA Warrants issued and outstanding.
10. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Successor
2021 Equity Plan
In connection with the Business Combination, the Company's Board adopted, and its shareholders approved, the 2021 Equity Incentive Plan (the “2021 Equity Plan”). A total of 31,900,000 PSSA Ordinary Shares are authorized and reserved for issuance under the 2021 Equity Plan which provides for the grant of stock options (either incentive or non-qualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance share units and other share-based awards with respect to the PSSA Ordinary Shares. Shares associated with underlying awards that are expired, forfeited, or otherwise terminated without the delivery of shares, or are settled in cash, and any shares tendered to or withheld by the Company for the payment of an exercise price or for tax withholding will again be available for issuance under the 2021 Equity Plan. The purpose of the 2021 Equity Plan is to promote the interests of PSSA and its shareholders by providing the Company with a means to attract and retain employees, officers, consultants, advisors and directors who will contribute to its long-term growth and success and providing such individuals with incentives that will align with those of the Company's shareholders.

As of December 31, 2021, the Company granted approximately 8,763,754 performance-based non-qualified stock options ("PBNQSO") to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The exercise prices of these PBNQSOs ranged from $10.00 to $14.00 per PSSA Ordinary Share and consist of two types of vesting criteria. Of the aggregate number of PBNQSO granted, 245,004 PBNQSOs are eligible to vest based on the achievement of certain performance goals for fiscal year 2021 (the “Bridge Option”), and the remaining 8,518,750 PBNQSOs are eligible to vest based on the achievement of certain performance goals for fiscal years 2022-2026 (the “5-Year Option”). The PBNQSOs expire ten years from the grant date.
The Bridge Option will vest and become exercisable upon (i) the Company achieving an EBITDA target of $136.0 million for fiscal year 2021; and (ii) the recipient remaining in continuous service through the first anniversary of the grant date. No portion of the Bridge Option will be considered vested unless and until both conditions are met.
The 5-Year Option will be eligible to vest over a five-year period in equal annual tranches based on the achievement of annual operating performance per diluted share (“AOP”) targets to be set forth in the award agreements. The AOP targets are based on a compounded annual growth rate, and the actual AOP achieved for any given years is calculated in accordance with a formula as set forth in the award agreements. For each yearly tranche, the Company will need to achieve 13.5% compounded annual growth for minimum vesting (resulting in 25% of that tranche vesting) and 23.5% compounded annual growth for maximum vesting (resulting in 100% of that tranche vesting). If the actual AOP achieved for any given year exceeds the maximum target, such excess may be treated as having been achieved in the following two fiscal years and/or the prior two fiscal years (without duplication) if less than the full amount of options would otherwise have vested for such years.
The Company's chief executive officer, ("CEO"), chief financial officer ("CFO") and business director, North America Retardant and Services, are required to hold a minimum level of personal investment of $2.2 million, $1.9 million and $1.5 million, respectively, in PSSA Ordinary Shares pursuant to stock retention guidelines attached to their respective PBNQSO agreement. The aggregate value may include the fair market value of shares associated with underlying options over the exercise price, but half of the value must be attributable to PSSA Ordinary shares held by each officer. Each officer will have five years after grant date to comply with these requirements.
The table below summarizes the PBNQSO activity:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 9, 2021	—	$—
Granted	8,763,754	$10.04
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2021	8,763,754	$10.04	5.9	$34,086
Options vested and exercisable	—	$—
The weighted-average assumptions used to fair value the PBNQSO on the grant date using the Black-Scholes option-pricing model were as follows:

2021
Dividend yield	—%
Risk-free interest rate	1.19% to 1.37%
Expected volatility	42.74% to 51.05%
Expected life (years)	5.50 to 6.50
Weighted average exercise price of options granted	$10.04
Weighted average fair value of options granted	$6.15
Non-cash share-based compensation expense recognized by the Company during the Successor Period was $3.6 million. Compensation expense is recognized based upon probability assessments of PBNQSOs that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of December 31, 2021, there was approximately $50.2 million of total unrecognized compensation expense related to non-vested PBNQSOs expected to vest, which is expected to be recognized over a weighted-average period of 2.0 years.
On December 7, 2021, the Company granted 100,000 shares of common stock to a consultant for his services to the Company in connection with the transactions contemplated by the Business Combination Agreement. The fair value per share on the grant date was $11.75. The shares vested upon grant. The grant date fair value of $1.2 million was recorded by the Company as an expense related to Business Combination and is reported in selling general and administrative expense in the Successor Period of the accompanying consolidated statements of operations and comprehensive income (loss).
Founder Advisory Amounts
As discussed in Note 12, Related Parties, following the Business Combination, the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the Founder Advisory Agreement previously executed between EverArc and EverArc Founder Entity. The key terms and conditions of the Founder Advisory Agreement are included in Note 12, Related Parties.
As of the date of the Business Combination, 1.5% of 157,137,410 PSSA Ordinary Shares outstanding, or 2,357,061 PSSA Ordinary Shares, may be issued each year for the term of the arrangement as the Fixed Annual Advisory Amount. The Variable Annual Advisory Amount is based on the appreciation of the market price of PSSA Ordinary Shares if such market price exceeds certain trading price minimums and was valued using a Monte Carlo simulation model. Because up to 50% of the aggregate shares could be settled through a cash payment, 50% are classified as a liability and the remaining 50% is classified within equity. On February 15, 2022, the Company made a cash payment of $53.5 million to the EverArc Founder Entity, representing 40% of the fixed and variable advisory amounts owed for the year ended December 31, 2021. The remaining 60% was settled through the issuance of 5,952,992 PSSA Ordinary Shares at the volume weighted average stock price for the last ten trading days ending December 31, 2021.
The fair value of the Fixed Annual Advisory Amount as of November 9, 2021 was calculated to be $197.4 million based on the closing share price of PSSA Ordinary Shares on November 9, 2021 of $12.00. The fair value of the Variable Annual Advisory Amount is determined using a Monte Carlo simulation because of the market condition (i.e., achievement of a specified share price) associated with this award and was determined to be $376.4 million. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date. The key inputs into the Monte Carlo simulation model for the Variable Annual Advisory Amounts were as follows at initial measurement and at December 31, 2021, which was determined to be the date of first payment:

	November 9, 2021	December 31, 2021
Dividend yield	—%	—%
Risk-free interest rate	1.47%	1.52%
Expected volatility	35.00%	37.50%
Expected life (years)	10.15	10.00
10-day volume weighted average stock price	$12.00	$13.63
All of the Founder Advisory Amounts vested on the date of the Business Combination because, the Company believes that, as a result of the consummation of the Business Combination, it has incurred an obligation equal to the present value of the Advisory Amounts. Share-based compensation expense related to the Advisory Amounts recognized by the Company during the Successor Period was $653.0 million. This consists of $574.4 million that was recognized on the Business Combination date and $78.6 million recognized on December 31, 2021 based on the change in fair value for liability-classified Advisory Amounts since the Closing Date. Compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.
Predecessor
Prior to the Business Combination, SK Invictus Holdings, LP, a Cayman limited partnership and the former ultimate parent of the Company (the “Parent”), established an Incentive Unit Grant agreement under which the Parent granted incentive units to individuals employed by the Company. The incentive units vest as follows: (i) 50% vest on the date on which the Company’s investors achieve a rate of return of at least 2.0x, (ii) an additional 25% vest on the date on which the Company’s investors achieve a rate of return of at least 2.5x, and (iii) the remaining 25% vest on the date on which the Company’s investors achieve a rate of return of at least 3.0x. The Business Combination resulted in the Company’s investors achieving a rate of return greater than 3.0x, which resulted in 100% of the incentive units vesting on the date of the Business Combination. On the Closing Date there were 103,820 incentive units outstanding. Since the incentive units are equity classified instruments, the Company measured the units at their grant date fair value. The Company measured the fair value of the incentive units using a Black-Scholes model.
The grant date fair value of the incentive units that was recognized on the date of the Business Combination was $2.7 million. This amount was recognized on the “black-line” financial statements between the Predecessor and Successor periods because this amount is not directly attributable to either the Predecessor or Successor period but was instead contingent on the Business Combination.
Savings and Investment Plans
The Company sponsors a savings and investment plan under which a portion of employee contributions are matched. For the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period the Company made matching contributions of $0.3 million, $0.9 million, $1.1 million and $1.0 million, respectively.
11. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Senior Notes and Redeemable Preferred Shares also approximates fair value.
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or a liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 inputs: Other than quoted prices in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy for the periods ended December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements Using:
December 31, 2021 (Successor)	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$114,276	$—	$251,513	$365,789
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	19,979	19,979
Total liabilities	$114,276	$—	$271,492	$385,768

December 31, 2020 (Predecessor)
Liabilities:
LaderaTech contingent earn-out included in other liabilities, non-current	$—	$—	$19,816	$19,816
The fair value of the contingent consideration for LaderaTech was $20.0 million and $19.8 million as of December 31, 2021 and 2020, respectively. This consists of a QPL payment and an earn-out payment. These were both measured on a recurring basis using Level 3 fair value inputs. The QPL payment is contingent upon the acquired technology being listed on the U.S. Forest Service’s QPL and was valued using a scenario-based method with inputs based upon the probability and timing of achieving the QPL listing. The QPL was valued at $2.8 million as of December 31, 2020 and the Company made the QPL payment of $3.0 million in 2021. The earn-out is based on 20% of gross profits upon achieving a revenue threshold exceeding $5.0 million through December 31, 2026 and was valued using a Monte Carlo simulation model. The earn-out had an estimated fair value of $20.0 million and $17.0 million of December 31, 2021 and 2020, respectively. Significant changes in the projected revenue, projected gross margin, or discount rate would have a material impact on the fair value of the contingent consideration. See Note 10, Share-Based Compensation and Employee Benefits for discussion of the fair value estimation for the founders advisory fees payable.
Changes in Level 3 Liabilities
A roll forward of Level 3 liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Predecessor
Balance, December 31, 2019	$—	$—
Acquired	—	19,816
Balance, December 31, 2020	—	19,816
Settlements	—	(3,000)
Loss on contingent earn-out	—	2,965
Balance, November 8, 2021	$—	$19,781

Successor
Balance, November 9, 2021	$188,204	$19,781
Change in fair value	63,309	—
Loss on contingent earn-out	—	198
Balance, December 31, 2021	$251,513	$19,979

Intangible Assets Acquired (Successor)
The preliminary estimated fair value assigned to identifiable intangible assets acquired are determined primarily by using an income approach using a discounted cash flow methodology, which is based on assumptions and estimates made by the management. The preliminary estimated fair value of the customer relationship intangible assets was estimated using the multi-period excess earnings method. Management applied significant judgement related to this fair value method, which included the selection of an expected EBITDA margin assumption for the forecast period, contributory asset charges, customer attrition rate and market-participant discount rate assumptions. The preliminary estimated fair value of the existing technology and trademarks intangible assets were estimated using the relief-from-royalty method. Management applied significant judgement related to this fair value method, which included the selection of a royalty rate over the expected economic life of the technology or trademark and market-participant discount rate assumptions. These significant assumptions are based on company specific information and projections, which are not observable in the market (except for the discount rate assumption) and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.
The following table presents the estimated fair value assigned to identifiable intangible assets acquired in the Business Combination (in thousands):

	Estimated Fair Value	Estimated Useful Life (in years) (1)
Identifiable Intangible Assets:
Tradenames	$101,000	20
Customer lists	761,000	20
Existing technology and patents	250,000	20
Total estimated fair value of intangible assets acquired	$1,112,000
(1)Amortization of identifiable intangible assets is performed on a straight-line basis over the applicable useful life.
12. RELATED PARTIES
Successor
On November 9, 2021, in connection with the consummation of the Business Combination, the Company, EverArc and the EverArc Founder Entity entered into an Assignment and Assumption Agreement (the “Founder Assignment Agreement”) pursuant to which the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the Founder Advisory Agreement.
In exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founder Entity is entitled to receive both the Variable Annual Advisory Amount and the Fixed Annual Advisory Amount from the Company, each as described below:
•Variable Annual Advisory Amount. Effective upon the consummation of the Business Combination through December 31, 2031, and once the average price (as defined in the Founder Advisory Agreement) per ordinary share of the Company is at least $10.00 for ten consecutive trading days, the Variable Annual Advisory Amount will be equal in value to:
•in the first year in which the Variable Annual Advisory Amount is payable, (x) 18% of the increase in the market value of one ordinary share of the Company over $10.00 (such increase in market value, the “Payment Price”) multiplied by (y) 157,137,410 ordinary shares, the Founder Advisory Agreement Calculation Number; and
•in the following years in which the Variable Annual Advisory Amount may be payable (if at all), (x) 18% of the increase in Payment Price over the previous year Payment Price multiplied by (y) 157,137,410 ordinary shares, the Founder Advisory Agreement Calculation Number.

•Fixed Annual Advisory Amount. Effective upon the consummation of the Business Combination through December 31, 2027, the Fixed Annual Advisory Amount will be equal to 2,357,061 ordinary shares (1.5% of the 157,137,410 ordinary shares, the Founder Advisory Agreement Calculation Number).
For 2021, the average price was $13.63 per PSSA Ordinary Share, resulting in a total Variable Annual Advisory Amount for 2021 of 7,525,906 ordinary shares, or a value of $102.5 million (the “2021 Variable Amount”). The EverArc Founder Entity also received the Fixed Annual Advisory Amount which was equal to 1.5% of 157,137,410 ordinary shares outstanding on the Closing Date: 2,357,061 ordinary shares or a value of $32.1 million, based on average price of $13.63 per PSSA Ordinary Share (the “2021 Fixed Amount” and together with the 2021 Variable Amount, the “2021 Advisory Amounts”). Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 60% of the 2021 Advisory Amounts in ordinary shares (5,952,992 ordinary shares) and approximately 40% of the Advisory Amounts in cash ($53.5 million).
The Founder Advisory Agreement can be terminated at any time (i) by the EverArc Founder Entity if the Company ceases to be traded on the NYSE; or (ii) by the EverArc Founder Entity or the Company if there is (A) a Sale of the Company (as defined in the Founder Advisory Agreement) or (B) a liquidation of the Company.
Subject to certain limited exceptions, the EverArc Founder Entity’s liability for losses in connection with the services provided is excluded and the Company will have agreed to indemnify the EverArc Founder Entity and its affiliates in relation to certain liabilities incurred in connection with acts or omissions by or on behalf of the Company or the EverArc Founder Entity. If the Founder Advisory Agreement is terminated under (i) or (ii)(A), the Company will pay the EverArc Founder Entity an amount in cash equal to: (a) the Fixed Annual Advisory Amount for the year in which termination occurs and for each remaining year of the term of the agreement, in each case at the Payment Price; and (b) the Variable Annual Advisory Amount that would have been payable for the year of termination and for each remaining year of the term of the agreement. In each case the Payment Price in the year of termination will be calculated on the basis of the Payment Year ending on the trading day immediately prior to the date of termination, save that in the event of a Sale of the Company, the Payment Price will be calculated on the basis of the amount paid by the relevant third party (or cash equivalent if such amount is not paid in cash). For each remaining year of the term of the agreement the Payment Price in each case will increase by 15% each year. No account will be taken of any Payment Price in any year preceding the termination when calculating amounts due on termination. Payment will be immediately due and payable on the date of termination of the Founder Advisory Agreement.
As of December 31, 2021, the Company used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Company calculated the fair value of the Fixed Annual Advisory Amounts using the closing price of PSSA’s Ordinary Shares as of December 31, 2021. These approaches resulted in fair values of $213.3 million ($99.0 million classified as equity and $114.3 million classified as a liability) for the Fixed Annual Advisory Amount and $439.7 million ($188.2 million classified as equity and $251.5 million classified as a liability) for the Variable Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in PSSA Ordinary Shares. As of the Business Combination date, the fair value of the Fixed Annual Advisory Amount was $198.0 million ($99.0 million classified as equity and $99.0 million classified as a liability) and the fair value of the Variable Annual Advisory Amount was $376.4 million ($188.2 million classified as equity and $188.2 million classified as a liability). While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period.
Notwithstanding that the fixed and variable advisory amounts will be paid out over six years and ten years, respectively, the Company has accrued the full amount of the payments because, the Company believes that, as a result of the consummation of the Business Combination, it has incurred an obligation equal to the present value of the entire amount of both the variable and fixed annual advisory amounts. The 2021 Advisory Amounts of $134.7 million was disbursed, 60% in PSSA Ordinary Shares and 40% in cash, to the EverArc Founder Entity on February 15, 2022.
In addition, the Management Subscribers were granted an aggregate of 1,104,810 PSSA Ordinary Shares at $10.00 per share as consideration and the Director Subscribers purchased an aggregate of 200,000 PSSA Ordinary Shares at $10.00 per share in connection with the closing of the Business Combination. Certain officers of the Company entered into non-compete agreements that placed restrictive employment covenants on them for a period of three years following the Closing Date.

The Company continues to have a purchase and sales agreement with the former owners of the original Invictus business (the "Sellers") for specific raw materials. In the Successor Period, the Company sold raw materials at cost of $3.3 million to the Sellers. The Company also paid $0.1 million to lease real property from the sellers of Ironman in the Successor Period.

Predecessor
In the 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period, $0.9 million, $2.7 million and $9.2 million, respectively, was purchased from the Sellers in the ordinary course of business. Additionally, in the 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period the Company sold raw materials at cost of $11.7 million, $6.4 million and $6.7 million, respectively to the Sellers. Sales of raw materials are recorded net as “the agent” since the Company does not have the following: a) primary responsibility for fulfilling the promise to provide the specified good, b) inventory risk before the specified good is transferred to the customer, or c) discretion in establishing the prices for the specified good. This related party transaction is not at arm’s length.
The Company entered into a transition services agreement ("TSA") during 2018 with the Sellers to provide certain functional and infrastructure support for supply chain, information technology, human resources, finance and accounting, and other miscellaneous services for a period of time until the Company transitioned over such services. The Company paid $0.3 million in total fees under the TSA in the 2019 Predecessor Period, which is presented in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The TSA arrangement ceased during the 2019 Predecessor Period and, as such, no further fees have been paid.
SK Capital Partners IV-A, L.P. and SK Capital Partners IV-A, L.P. (collectively, the “Sponsor”) provided board oversight, operational and strategic support, and assistance with business development in return for a quarterly management fee. Total management consulting fees and expenses were $1.1 million, $1.3 million and $1.4 million for the 2021 Predecessor Period and 2020 Predecessor Period and 2019 Predecessor Period, respectively, and are presented in other operating expenses in the consolidated statements of operations and comprehensive income (loss).
The Company entered into multiple lease arrangements for real property with the sellers of Ironman in 2019 that the Company continues to occupy post-acquisition. The Company paid $0.3 million, $0.4 million and $0.3 million in rent and related expenses during the 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period, respectively. Additionally, in the 2019 Predecessor Period, the Company purchased $1.7 million in goods and services in the normal course of business from the sellers.
13. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period are as follows (in thousands):

	Successor	Predecessor
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
Revenues from products	$20,242	$310,679	$320,681	$228,113
Revenues from services	692	27,220	17,137	9,295
Other revenues	89	3,416	1,759	1,902
Total net sales	$21,023	$341,315	$339,577	$239,310
14. EARNINGS PER SHARE
Basic earnings per share represents income available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during the reported period. Diluted earnings per share reflects the effect of the increase in shares outstanding determined by using the treasury stock method for awards issued under the Company’s 2021 Equity Plan; however, there were no dilutive shares for the periods presented.

As of December 31, 2021, there were 8.8 million contingently issuable PBNQSOs outstanding that were excluded from the diluted earnings per share calculation because the contingencies had not been met. Additionally, warrants were excluded from the computation of diluted net (loss) income per share as the effect would have an antidilutive impact as the Company incurred net losses for the periods presented. As a result, diluted net loss per ordinary share is the same as basic net loss per common share for the period presented.
Basic and diluted weighted average shares outstanding and earnings per share were as follows (in thousands, except share and per share data):

	Successor	Predecessor
	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
Net (loss) income	$(680,457)	$20,629	$24,249	$(42,037)

Basic and diluted (loss) earnings per share	$(4.33)	$0.39	$0.46	$(0.79)

Weighted-average shares outstanding:
Basic and diluted	157,158,579	53,045,510	53,045,510	53,045,510
15. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Oil Additives.
The Fire Safety segment provides fire retardants and firefighting foams, as well as specialized equipment and services typically offered in conjunction with the Company’s retardant and foam products.
The Oil Additives segment produces P2S5 primarily used in the preparation of lubricant additives, including a family of compounds called ZDDP, which is considered a critical component essential in the formulation of engine oils – its main function is to provide anti-wear protection to engine components.
Interest income, interest expense, other income (expense) and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance by the chief operating decision-maker (“CODM”). The corporate category is not considered to be a segment. The CODM is the Company's CEO.
The Company’s CODM uses the segment net sales and Adjusted EBITDA to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items in a balanced manner and on a segment basis. These non-recurring or unusual items may include acquisition and integration related costs, management fees and other non-recurring items.

Information related to net sales, Adjusted EBITDA, depreciation and amortization, assets and capital expenditures of the Company’s operations are summarized below (in thousands):

	Successor	Predecessor
	For the Period November 9, 2021 Through December 31, 2021	For the Period January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
Net sales:
Fire safety	$7,913	$253,267	$244,968	$151,161
Oil additives	13,110	88,048	94,609	88,149
Total	$21,023	$341,315	$339,577	$239,310

Adjusted EBITDA:
Fire safety	$(3,696)	$121,589	$112,034	$44,748
Oil additives	1,838	21,703	23,977	16,841
Total segment Adjusted EBITDA	(1,858)	143,292	136,011	61,589
Income tax benefit (expense)	4,675	(14,136)	(10,483)	17,674
Depreciation and amortization	9,379	52,000	58,117	58,025
Interest and financing expense	6,352	39,087	42,017	51,655
Founders advisory fees - related party	652,990	—	—	—
Transaction expenses	5,580	4,845	2,379	3,821
Share-based compensation expense	4,821	156	—	—
Non-cash purchase accounting impact	2,948	—	—	—
Loss on contingent earn-out	198	2,965	—	—
Management fees	—	1,073	1,281	1,366
Contingent future payments	—	4,375	3,125	3,749
Unrealized foreign currency loss (gain)	1,006	4,026	(5,640)	2,684
Net (loss) income	$(680,457)	$20,629	$24,249	$(42,037)

Depreciation and amortization:
Fire safety	$7,418	$36,994	$41,271	$40,761
Oil additives	1,961	15,006	16,846	17,264
Total	$9,379	$52,000	$58,117	$58,025

Capital expenditures:
Fire safety	$529	$4,122	$1,288	$3,287
Oil additives	939	4,160	6,209	5,572
Total	$1,468	$8,282	$7,497	$8,859

			Successor	Predecessor
			December 31, 2021	December 31, 2020
Assets:
Fire safety			$2,114,812	$793,040
Oil additives			466,748	345,166
Total			$2,581,560	$1,138,206

Net sales by geographical area is as follows (in thousands):

	Successor	Predecessor
	For the Period November 9, 2021 Through December 31, 2021	For the Period January 1, 2021 Through November 8, 2021	Year Ended December 31,
			2020	2019
United States	52%	75%	82%	65%
International sales (1)	48	25	18	35
Total net sales	100%	100%	100%	100%
(1)Except for Spain, which represented 11% of sales in the Successor Period due to the shortened reporting period, the Company had no other operations in any individual international country that represented more than 10% of sales in the Successor Period, 2021 Predecessor Period, 2020 Predecessor Period and 2019 Predecessor Period.
Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
United States	$37,159	$29,155
Canada	3,512	3,403
Germany	17,199	13,487
Other foreign jurisdictions	4,377	2,190
Total property, plant and equipment, net	$62,247	$48,235

16. PARENT COMPANY INFORMATION
PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
CONDENSED BALANCE SHEET (SUCCESSOR)
(in thousands)

December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$216,413
Intercompany receivable	14,325
Prepaid expenses and other current assets	8,195
Total current assets	238,933
Other assets:
Investment in subsidiaries	1,352,389
Intercompany note receivable	20,000
Total assets	$1,611,322
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$455
Intercompany payable	60,566
Founders advisory fees payable - related party	53,547
Accrued expenses and other current liabilities	636
Total current liabilities	115,204
Founders advisory fees payable - related party	312,242
Redeemable preferred shares	96,867
Redeemable preferred shares - related party	3,699
Total liabilities	528,012
Shareholders’ equity:
Total shareholders’ equity	1,083,310
Total liabilities and shareholders’ equity	$1,611,322
See accompanying notes to condensed financial statements.

PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (SUCCESSOR)
(in thousands)

November 9, 2021 through December 31, 2021
Operating expenses:
Selling, general and administrative expense	$2,254
Founders advisory fees - related party	652,990
Total operating expenses	655,244
Operating loss	(655,244)
Other expenses	934
Loss before undistributed earnings of subsidiaries	(656,178)
Undistributed earnings of subsidiaries	(24,279)
Net loss	(680,457)
Total comprehensive loss	$(680,457)
See accompanying notes to condensed financial statements.

PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
CONDENSED STATEMENT OF CASH FLOWS (SUCCESSOR)
(in thousands)

November 9, 2021 through December 31, 2021
Cash flows from operating activities:
Net loss	$(680,457)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in earnings of subsidiaries	24,279
Interest and payment-in-kind on preferred shares	944
Share-based compensation	1,182
Share-based compensation - Founders advisory fees - related party (equity settled)	287,200
Changes in operating assets and liabilities, net of acquisitions:
Intercompany receivable	(14,325)
Prepaid expenses and current other assets	(8,195)
Accounts payable	455
Accrued expenses and other current liabilities	889
Founders advisory fees - related party (cash settled)	365,789
Net cash used in operating activities	(22,239)
Cash flows from investing activities:
Investment in subsidiaries	(1,209,155)
Intercompany note receivable	(20,000)
Net cash used in investing activities	(1,229,155)
Cash flows from financing activities:
Sale of PSSA Ordinary Shares issued to Director Subscribers	2,000
Net cash provided by financing activities	2,000
Net change in cash and cash equivalents	(1,249,394)
Cash and cash equivalents, beginning of period	1,465,807
Cash and cash equivalents, end of period	$216,413
Non-cash investing and financing activities:
Redeemable preferred shares issued as consideration for business combination	$100,000
Management Subscribers rollover contribution	$11,048
See accompanying notes to condensed financial statements.

PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (SUCCESSOR)
1. Basis of Presentation
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company.
Perimeter Solutions, SA, (the “Parent Company”), has no material assets or standalone operations other than its ownership in its consolidated subsidiaries, the redeemable preferred shares described in Notes 6 and 9, the cash from the proceeds of sale of PSSA Ordinary Shares described in Note 3, and the Founder Advisory Fees described in Notes 10 and 12 under the terms of the Revolving Credit Facility entered into by the SK Intermediate II, a wholly owned subsidiary of SK Intermediate, which itself is a wholly owned subsidiary of Perimeter Solutions, SA, SK Intermediate II is restricted from making dividends, distributions, or other payments to Perimeter Solutions, SA. As of December 31, 2021, substantially all of the consolidated net assets of SK Intermediate II are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.
The accompanying condensed financial statements include the accounts of the Parent Company and, on an equity basis, its direct and indirect subsidiaries and affiliates. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in subsidiaries are presented under the equity method of accounting. These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. These condensed parent-only financial statements should be read in conjunction with the consolidated financial statements and related notes thereto.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report. Based on such evaluation, PSSA’s principal executive officer and principal financial officer have concluded that as of such date, the design and implementation of our disclosure controls and procedures were not effective, due to the material weaknesses described below.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC.
Material Weaknesses in Internal Control Over Financial Reporting
As discussed elsewhere in this Annual Report, the Company completed the Business Combination on November 9, 2021 pursuant to which PSSA acquired all of the outstanding equity of SK Intermediate. Prior to the Business Combination, PSSA was incorporated on June 21, 2021 as a public company limited by shares (société anonyme) under the laws of the Grand Duchy of Luxembourg for the purpose of effecting a business combination. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported, in connection with the audit of its financial statements for the years ended December 31, 2020 and 2019, SK Intermediate had material weaknesses related to a lack of appropriately designed and implemented controls (i) to maintain segregation of duties between the creation, posting and approval of journal entries and (ii) to ensure the assumptions made in connection with estimates used to value intangible assets acquired in business combinations are sufficiently reviewed. These material weaknesses continued to exist at December 31, 2021.
In connection with the audit of the 2021 financial statements for Successor and Predecessor periods we identified the following additional material weaknesses that existed at December 31, 2021, which are described below:
Control Environment
We did not maintain appropriately design entity-level controls impacting the control environment to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to an insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls.
Control Activities
The material weakness in the control environment contributed to the following additional material weakness within certain business processes:
•We did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas and disclosure including business combinations and income taxes.
•We failed to properly design and implement controls over the business combination specifically related to the presentation of the statement of cash flows, equity issuance costs, transaction costs and the determination of purchase consideration.
•We failed to properly design and implement controls related to the forecasting of the repatriation of earnings with respect to APB 23.
Remediation Efforts
We have begun the process of, and we are focused on, designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:
•We hired an additional qualified accounting resource.
•We engaged outside resources to assist with the design and implementation of a system of risk-based internal controls that aligns to and is measured against the framework issued to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) ("COSO 2013").
In addition to implementing the above, we expect to engage in additional remediation activities in fiscal year 2022, including:
•Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures.
•Planning to use outside resources to enhance the business process documentation, provide company-wide training, and help with management's self-assessment and testing of internal controls.
•Revise user access controls to maintain segregation of duties between the creation, posting and approval of journal entries in our accounting system.

•Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.
•Developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any.
While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and implementation of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
As of December 31, 2021, the Company completed the Business Combination and is engaged in the process of the design and implementation of PSSA’s internal controls over financial reporting in a manner commensurate with the scale of PSSA’s operations post-Business Combination.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as a part of this report:
(1)Financial Statements: The consolidated financial statements and related notes, together with the report of BDO USA, LLP, Independent Registered Public Accounting Firm, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.
(2)Financial Statement Schedules: All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and, therefore, have been omitted.
(3)Exhibits:
See Index to Exhibits on page 112.
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of June 15, 2021, among EverArc Holdings Limited, SK Invictus Intermediate S.à r.l., Perimeter Solutions, SA, EverArc (BVI) Merger Sub Limited and SK Invictus Holdings, S.à r.l.	S-4	2.1	September 1, 2021
3.1	Articles of Association of Perimeter Solutions, SA.	S-1/A	3.2	November 10, 2021
4.1	Description of Capital Stock.	S-1/A	4.1	November 10, 2021
4.2	Perimeter Solutions, SA Warrant Instrument.	S-1/A	4.4	November 10, 2021
4.3	Indenture, dated as of October 22, 2021 between EverArc Escrow S.à r.l. and U.S. Bank National Association.	S-4/A	4.5	October 25, 2021
10.1†	Advisory Services Agreement, dated as of December 12, 2019 by and between EverArc Holdings Limited and EverArc Founders LLC.	S-4/A	10.3	October 8, 2021
10.2†	Assignment and Assumption Agreement, dated as of November 9, 2021 by and between Perimeter Solutions, SA, EverArc Holdings Limited and EverArc Founders LLC.	S-1/A	10.16	November 10, 2021
10.3†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.6	October 8, 2021
10.4†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Barry Lederman.	S-4/A	10.5	October 8, 2021
10.5†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Shannon Horn.	S-4/A	10.7	October 8, 2021
10.6	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.12	October 8, 2021
10.7	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Barry Lederman.	S-4/A	10.9	October 8, 2021
10.8	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Shannon Horn.	S-4/A	10.8	October 8, 2021
10.9†	Perimeter Solutions, SA 2021 Equity Incentive Plan.	S-1/A	10.13	November 10, 2021
10.10	Credit Agreement, dated as of November 9, 2021, by and among SK Invictus Intermediate S.à r.l., as guarantor; SK Invictus Intermediate II S.à r.l., as borrower; the other guarantors party thereto; the lenders, L/C issuers and swing line lender parties thereto; Morgan Stanley Senior Funding, Inc., as administrative agent; and Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as joint lead arrangers and bookrunning managers.	S-1/A	10.15	November 10, 2021
10.11†*	Form of Option Award Agreement (2021).
10.12†*	Form of Option Award Agreement (2022).
21.1*	Subsidiaries of Perimeter Solutions, SA
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perimeter Solutions, SA

Date: March 31, 2022	By:	/s/ Edward Goldberg
Edward Goldberg
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward Goldberg	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Edward Goldberg

/s/ Barry Lederman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
Barry Lederman

/s/ W. Nicholas Howley	Co-Chairman of the Board	March 31, 2022
W. Nicholas Howley

/s/ William N. Thorndike, Jr.	Co-Chairman of the Board	March 31, 2022
William N. Thorndike, Jr.

/s/ Haitham Khouri	Vice-Chairman and Director	March 31, 2022
Haitham Khouri

/s/ Vivek Raj	Director	March 31, 2022
Vivek Raj

/s/ Tracy Britt Cool	Director	March 31, 2022
Tracy Britt Cool

/s/ Kevin Stein	Director	March 31, 2022
Kevin Stein

/s/ Sean Hennessy	Director	March 31, 2022
Sean Hennessy

/s/ Robert S. Henderson	Director	March 31, 2022
Robert S. Henderson