Form 10-Q
period 2022-03-31
Perimeter Solutions, SA
filed 2022-05-10
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, there were 163,234,542 ordinary shares, nominal value $1.00 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended March 31, 2022 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•our expectations regarding the impact of the COVID-19 pandemic on our business;
•our expectations regarding the impact of the conflict in Ukraine on our business;
•our ability to realize the benefits from the Business Combination (as defined below);
•future financial performance, including any growth or expansion plans and opportunities;
•our ability to grow long-term value through, among other things, the continuing performance improvement of our existing operations, execution of a disciplined capital allocation and management of our capital structure;
•our expectations regarding future capital expenditures;
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
•expectations concerning the markets in which we will operate in the coming years and overall economic conditions;
•expectations concerning repurchases of our ordinary shares under the Share Repurchase Plan (as defined below);
•our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity;
•our expectations and beliefs regarding accounting and tax matters; and
•the expected outcome of litigation matters and the effect of such claims on business, financial condition, results of operations or cash flows.
Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Quarterly Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•the direct and indirect adverse impact of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”) on the global economy and the related governmental regulations and restrictions;
•the impact of the conflict in Ukraine on the global economy and our business;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in the annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”); (2) Part II, “Item 1A. Risk Factors” in this Quarterly Report; (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (4) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$153,543	$225,554
Accounts receivable, net	33,331	24,319
Inventories	117,515	110,087
Income tax receivable	17,935	816
Prepaid expenses and other current assets	9,901	14,161
Total current assets	332,225	374,937
Property, plant and equipment, net	60,773	62,247
Goodwill	1,042,280	1,041,325
Customer lists, net	743,902	753,459
Technology and patents, net	244,008	247,368
Tradenames, net	98,744	100,005
Other assets, net	1,664	2,219
Total assets	$2,523,596	$2,581,560
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,258	$27,469
Accrued expenses and other current liabilities	28,542	19,025
Founders advisory fees payable - related party	29,503	53,547
Deferred revenue	825	445
Total current liabilities	80,128	100,486
Long-term debt	664,410	664,128
Deferred income taxes	304,974	298,633
Founders advisory fees payable - related party	209,109	312,242
Redeemable preferred shares	97,812	96,867
Redeemable preferred shares - related party	3,735	3,699
Other non-current liabilities	22,145	22,195
Total liabilities	1,382,313	1,498,250
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 163,234,542 and 157,237,435 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	163,235	157,237
Additional paid-in capital	1,684,071	1,670,033
Accumulated other comprehensive loss	(7,009)	(7,135)
Accumulated deficit	(699,014)	(736,825)
Total shareholders’ equity	1,141,283	1,083,310
Total liabilities and shareholders’ equity	$2,523,596	$2,581,560
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net sales	$57,758	$33,925
Cost of goods sold	44,627	24,974
Gross profit	13,131	8,951
Operating expenses:
Selling, general and administrative expense	19,808	8,927
Amortization expense	13,855	13,249
Founders advisory fees - related party	(59,848)	—
Other operating expense	196	312
Total operating expenses	(25,989)	22,488
Operating income (loss)	39,120	(13,537)
Other expense (income):
Interest expense, net	10,496	7,851
Unrealized foreign currency loss	880	2,798
Other expense (income), net	165	(274)
Total other expense, net	11,541	10,375
Income (loss) before income taxes	27,579	(23,912)
Income tax benefit	10,232	5,383
Net income (loss)	37,811	(18,529)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	126	(966)
Total comprehensive income (loss)	$37,937	$(19,495)
Earning (loss) per share:
Basic	$0.24	$(0.35)
Diluted	$0.22	$(0.35)
Weighted average number of ordinary shares outstanding:
Basic	160,251,199	53,045,510
Diluted	174,777,232	53,045,510
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Predecessor
Balance, December 31, 2020	53,045,510	$53,046	$289,344	$(3,174)	$(47,794)	$291,422
Net loss	—	—	—	—	(18,529)	(18,529)
Other comprehensive loss	—	—	—	(966)	—	(966)
Balance, March 31, 2021	53,045,510	$53,046	$289,344	$(4,140)	$(66,323)	$271,927

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Successor
Balance, December 31, 2021	157,237,435	$157,237	$1,670,033	$(7,135)	$(736,825)	$1,083,310
Share-based compensation	—	—	5,724	—	—	5,724
Ordinary shares issued related to founders advisory fees - related party	5,952,992	5,954	7,829	—	—	13,783
Ordinary shares issued related to warrants exercised	44,115	44	485	—	—	529
Net income	—	—	—	—	37,811	37,811
Other comprehensive income	—	—	—	126	—	126
Balance, March 31, 2022	163,234,542	$163,235	$1,684,071	$(7,009)	$(699,014)	$1,141,283
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income (loss)	$37,811	$(18,529)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Founders advisory fees - related party (change in accounting fair value)	(59,848)	—
Depreciation and amortization expense	16,371	15,146
Interest and payment-in-kind on preferred shares	1,634	—
Share-based compensation	5,724	—
Deferred income taxes	6,239	2,183
Amortization of deferred financing costs	395	811
Amortization of acquisition related inventory step-up	9,299	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,921)	11,513
Inventories	(16,782)	(10,970)
Income tax receivable	(16,150)	(7,551)
Prepaid expenses and current other assets	4,164	5,696
Other assets	599	546
Accounts payable	(6,143)	6,445
Deferred revenue	372	(22)
Accrued expenses and other current liabilities	7,833	(5,439)
Founders advisory fees - related party (cash settled)	(53,547)	—
Other liabilities	54	(11)
Net cash used in operating activities	(70,896)	(182)
Cash flows from investing activities:
Purchase of property and equipment	(1,313)	(1,674)
Purchase price adjustment under Business Combination Agreement	(1,638)	—
Purchase of businesses, net of cash acquired	—	(3,607)
Net cash used in investing activities	(2,951)	(5,281)
Cash flows from financing activities:
Proceeds from exercise of warrants	529	—
Repayments of long-term debt	—	(1,403)
Net cash provided by (used in) financing activities	529	(1,403)
Effect of foreign currency on cash and cash equivalents	1,307	1,717
Net change in cash and cash equivalents	(72,011)	(5,149)
Cash and cash equivalents, beginning of period	225,554	22,478
Cash and cash equivalents, end of period	$153,543	$17,329
Supplemental disclosures of cash flow information:
Cash paid for interest	$145	$7,119
Cash received for income taxes	$17	$—
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$13,783	$—
See accompanying notes to condensed consolidated financial statements

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization and General
Perimeter Solutions, SA, (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg for the purpose of effecting a business combination. PSSA is headquartered in the Grand Duchy of Luxembourg with global operations in North America, Europe, and Asia Pacific. PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "PRM."
Business Combination
On November 9, 2021 (the "Closing Date"), PSSA consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, the former parent company of PSSA ("EverArc"), SK Invictus Holdings, S.à r.l., ("SK Holdings"), SK Invictus Intermediate S.à r.l., ("SK Intermediate"), doing business under the name Perimeter Solutions ("Perimeter" or "Perimeter Solutions") and EverArc (BVI) Merger Sub Limited, incorporated in the British Virgin Islands and a wholly-owned subsidiary of PSSA (the "Merger Sub") pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021. The term the “Company” refers to PSSA and its consolidated subsidiaries, including SK Intermediate and Perimeter after the closing of the Business Combination (the “Closing”). Upon the acquisition of SK Intermediate, PSSA was determined to be the legal and accounting acquirer (the "Successor") and SK Intermediate was deemed to be the accounting predecessor (the "Predecessor").
Business Operations
Perimeter Solutions is a global solutions provider for the fire safety and oil additives industries. Approximately 73% of the Company's 2021 annual revenues were derived in the United States, approximately 13% in Europe, approximately 7% in Canada and approximately 2% in Mexico, with the remaining approximately 5% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Oil Additives.
The Fire Safety business is a formulator and manufacturer of fire management products that help the Company’s customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. The Company’s Fire Safety business also offers specialized equipment and services, typically in conjunction with its fire management products, to support its customers’ firefighting operations. The Company’s specialized equipment includes air base retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that it custom designs and manufactures to meet specific customer needs. The Company’s specialized service network is designed to meet the emergency resupply needs of air tanker bases and other customer locations in North America and globally. Significant end markets primarily include government-related entities and are dependent on concessions, licenses, and permits granted by the respective governments and commercial customers around the world.
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
Global Economic Environment
Russia’s Invasion of Ukraine
In February 2022, Russia invaded Ukraine. While Perimeter has limited exposure in Russia and Ukraine, the Company continues to monitor any broader impact in the global economy, including with respect to inflation, supply chains and fuel prices. The full impact of the conflict on the Company’s business and financial results remains uncertain and will depend on the severity and duration of the conflict and its impact on regional and global economic conditions.

Inflationary Cost Environment
During fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues associated with the ongoing COVID-19 pandemic. Perimeter is subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure.
Ongoing COVID-19 Pandemic
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 that began around December 2019 introduced significant volatility to the global health and economic environment, including millions of confirmed COVID-19 cases, business slowdowns or shutdowns, government challenges and market volatility throughout 2020 and has continued into 2022.
While the ongoing impact from the COVID-19 pandemic is beginning to moderate and business conditions ease, disruptions to supply chains, transportation efficiency, raw materials and labor availability continue to persist. The exact pace and timing of the economic recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy of vaccines, particularly against any newly emerging variants of COVID-19 and easing of quarantines among other factors. As the consequences of the pandemic and adverse impact to the global economy continue to evolve, the future adverse impact on the Company's business and financial statements remains subject to significant uncertainty as of the date of this filing.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2021 Annual Report.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying unaudited condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the allowance for doubtful accounts, the fair value of financial assets and liabilities, stock options, founder advisory fees, contingent earn-out liability and realizability of deferred tax assets. Actual results could differ from those estimates.
As of March 31, 2022, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in its consolidated financial statements included in the Company’s 2021 Annual Report.
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
The adoption of this ASU will increase asset and liability balances on the consolidated balance sheets due to the required recognition of right of use assets and corresponding lease liabilities and will result in changes to the Company’s existing accounting policies, business processes, and internal controls. The Company plans to elect the available package practical expedients provided in the standard and adopt Topic 842 as of January 1, 2022 at December 31, 2022 on its Form 10-K for the year ending December 31, 2022, using the optional transition method provided by ASU 2018-11 and continues to assess potential effects of the standard.
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
In March 2020, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption of this standard did not have a material impact on its consolidated financial statements and disclosures.
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
3. BUSINESS ACQUISITIONS
Successor
Business Combination – Perimeter Solutions
Pursuant to the Business Combination Agreement, EverArc entered into an escrow agreement with SK Holdings and Wilmington Trust, N.A., a national banking association, as escrow agent, which provided that approximately $7.6 million of the cash consideration payable pursuant to the Business Combination Agreement be held in escrow pending a determination of the post-Closing purchase price adjustments under the Business Combination Agreement.
On March 3, 2022, the post-Closing purchase price adjustments under the Business Combination Agreement were finalized. Approximately $7.6 million held in escrow was released and an additional $1.6 million related to the difference in estimated and actual working capital as of the Closing Date was also paid to SK Holdings.
Predecessor
Budenheim Asset Acquisition
On March 2, 2021, the Company purchased all of the wildfire retardant and foam assets of Budenheim Iberica, S.L.U ("Budenheim"). The asset purchase agreement provided for approximately $3.6 million in cash to be paid at closing. The Budenheim acquisition expands the Company’s access to new markets and is expected to result in additional revenue within the Fire Safety segment. The Company performed a purchase price allocation, where the Company allocated $3.2 million to goodwill in the predecessor entity. Other amounts allocated to the individual assets and liabilities included within the balance sheet were not material.
For segment reporting purposes, the results of operations and assets from the above acquisition have been included in the Company’s Fire Safety segment since the acquisition date. For the three months ended March 31, 2021, sales, earnings related to the operations consisting of the assets and liabilities and direct costs related to Budenheim were not material. Pro forma financial information has not been presented for this acquisition as the net effects were neither significant nor material to the Company’s results of operations or financial position.

4. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	March 31, 2022	December 31, 2021
Inventory:
Raw materials and manufacturing supplies	$41,668	$34,008
Work in process	235	213
Finished goods	75,612	75,866
Total inventory	$117,515	$110,087

Prepaid Expenses and Other Current Assets:
Advance to vendors	$1,048	$2,984
Prepaid insurance	5,960	8,441
Other	2,893	2,736
Total prepaid expenses and other current assets	$9,901	$14,161

Property, Plant and Equipment:
Buildings	$3,995	$4,021
Leasehold improvements	2,349	2,301
Furniture and fixtures	556	558
Machinery and equipment	50,748	50,177
Vehicles	4,597	4,579
Construction in progress	2,410	1,983
Total property, plant and equipment, gross	64,655	63,619
Less: Accumulated depreciation	(3,882)	(1,372)
Total property, plant and equipment, net	$60,773	$62,247

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$1,701	$7,728
Accrued salaries	1,227	900
Accrued employee benefits	563	591
Accrued interest	14,317	5,341
Accrued purchases	6,487	1,930
Accrued taxes	1,699	355
Accrued construction	27	—
Other	2,521	2,180
Total accrued expenses and other current liabilities	$28,542	$19,025

Other Non-Current Liabilities:
LaderaTech contingent earn-out	$19,979	$19,979
Other	2,166	2,216
Total other non-current liabilities	$22,145	$22,195
Depreciation expense related to property, plant and equipment for the three months ended March 31, 2022 and 2021 was $2.5 million and $1.9 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The Company had an allowance for doubtful accounts, included in accounts receivable, net of $0.9 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Oil Additives	Total
Balance, December 31, 2021	$867,807	$173,518	$1,041,325
Purchase price adjustment under Business Combination Agreement	1,638	—	1,638
Foreign currency translation	156	(839)	(683)
Balance, March 31, 2022	$869,601	$172,679	$1,042,280
Intangible assets and related accumulated amortization as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Technology and patents	20	$250,000	$(1,084)	$(4,908)	$244,008
Customer lists	20	761,000	(2,132)	(14,966)	743,902
Tradenames	20	101,000	(270)	(1,986)	98,744
Balance, March 31, 2022		$1,112,000	$(3,486)	$(21,860)	$1,086,654

	December 31, 2021
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Technology and patents	20	$250,000	$(836)	$(1,796)	$247,368
Customer lists	20	761,000	(2,059)	(5,482)	753,459
Tradenames	20	101,000	(268)	(727)	100,005
Balance, December 31, 2021		$1,112,000	$(3,163)	$(8,005)	$1,100,832
Amortization expense for definite-lived intangible assets for the three months ended March 31, 2022 and 2021 was $13.9 million and $13.2 million, respectively.
Estimated annual amortization expense of intangible assets for the next five years ended December 31 and thereafter is as follows (in thousands):

2022 remaining	$41,700
2023	55,600
2024	55,600
2025	55,600
2026	55,600
Thereafter	822,554
Total	$1,086,654

6. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(10,590)	(10,872)
Long-term debt	$664,410	$664,128
Successor
Revolving Credit Facility
On November 9, 2021, SK Invictus Intermediate II S.à r.l., a private limited liability company governed by the laws of the Grand Duchy of Luxembourg (“SK Intermediate II”), as borrower, entered into a five-year revolving credit facility (the “Revolving Credit Facility”), which provides for a senior secured Revolving Credit Facility in an aggregate principal amount of up to $100.0 million.
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
Deferred financing costs incurred in connection with securing the Revolving Credit Facility were $2.3 million, which is carried as a long-term asset in the accompanying condensed consolidated balance sheets and is amortized on a straight-line over the term of the Revolving Credit Facility and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of March 31, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
On the Closing Date, SK Intermediate II assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 ("Senior Notes") issued by EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc under an indenture dated as of October 22, 2021 (“Indenture”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year, commencing on April 30, 2022.
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
Deferred financing costs incurred in connection with securing the Senior Notes were $11.0 million, which were capitalized and will be amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets.
Redeemable Preferred Shares
In connection with the Business Combination, the Company issued 10 million redeemable preferred shares of PSSA (“Redeemable Preferred Shares"), nominal value $10 per share, valued at $100.0 million. The Redeemable Preferred Shares are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will generally be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual general meeting. Holders of the Redeemable Preferred Shares generally have no voting rights.
The Company, under its articles of association (the "Articles") is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability in the accompanying unaudited condensed consolidated balance sheets, and $1.6 million of dividends on these Redeemable Preferred Shares for the three months ended March 31, 2022 is recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). At March 31, 2022, $1.5 million of preferred dividends were in arrears.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and is senior to the Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At March 31, 2022, the redemption price was $101.5 million.
Predecessor
On March 28, 2018, Invictus U.S., LLC and SK Intermediate II, two wholly owned subsidiaries of SK Intermediate, entered into credit agreements providing for committed credit facilities of $815.0 million, a substantial portion of which was used to fund the acquisition of the Company’s assets.
Pursuant to the credit agreements, the Company’s First Lien Credit Facility (the "First Lien") consisted of a $545.0 million U.S. dollar term loan with a maturity of March 28, 2025, a multicurrency revolving credit facility (the "Revolver"), and a $16.0 million extension on the original term loan. The Second Lien Credit Facility (the "Second Lien") consisted of a $155.0 million U.S. dollar term loan with a maturity of March 28, 2026. The Revolver provided for maximum borrowings of $100.0 million with a maturity of March 28, 2023. Interest was based on the same terms as the First Lien and was subject to a 0.50% unused commitment fee. The Revolver also contained a $10.0 million standby letter of credit sub-facility and a $10.0 million swing line sub-facility.
On the Closing Date, $541.5 million outstanding under the First Lien and $155.0 million outstanding under the Second Lien were repaid and the related unamortized debt issue costs of $11.0 million was charged to interest expense.

7. INCOME TAXES
The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was (37.10)% and 22.51%, respectively. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to be benefited in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of March 31, 2022 and 2021 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more likely than not to be realized.
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. The Company did not have any uncertain tax benefits as of March 31, 2022 and 2021. As of March 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the accompanying condensed consolidated statement of operations and comprehensive income (loss).
The Company files income tax returns in Luxembourg, U.S. federal and state jurisdictions, and other foreign jurisdictions. As of March 31, 2022, tax years 2018 through 2020 are subject to examination by the tax authorities in the U.S. The Alberta, Canada audit concluded as of January 12, 2022 and no material adjustments were identified.
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
Commitments
The Company has a supply agreement to purchase elemental phosphorus (P4) from a supplier through 2023. The contract price is tied to the contract year cost times a multiplier, subject to a market-driven benchmark price adjustment, which is generally settled once per year. The Company did not purchase the anticipated minimum pounds of P4 for the three months ended March 31, 2022 and 2021. However, the Company has no obligation to record a liability, as there is no financial penalty owed to the vendor. Costs incurred under this supply agreement were $14.0 million and $9.1 million for the three months ended March 31, 2022 and 2021, respectively.

Leases
The Company leases facilities and other machinery and equipment under long-term noncancelable operating leases through August 14, 2037. As of March 31, 2022, the future minimum rental payments required by the long-term noncancelable operating leases are as follows (in thousands):

Amount
Remainder of 2022	$3,020
2023	3,155
2024	2,387
2025	2,062
2026	1,954
Thereafter	3,102
Total	$15,680
Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases for the three months ended March 31, 2022 and 2021 was $1.0 million and $0.7 million, respectively, of which $0.9 million and $0.6 million, respectively, was presented in cost of goods sold and $0.1 million and $0.1 million, respectively, was presented in selling, general, and administrative in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
9. EQUITY
The Company’s authorized share capital is $4,100.0 million, consisting of 4.0 billion Ordinary Shares with a nominal value of $1.00 per share and 10.0 million Redeemable Preferred Shares with a nominal value of $10.00 per share. Each Ordinary Share entitles the holder thereof to one vote.
Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability on the accompanying unaudited condensed consolidated balance sheets.
As of March 31, 2022, there were 163,234,542 Ordinary Shares, 33,843,440 warrants and 10,000,000 Redeemable Preferred Shares issued and outstanding and the Company had not made any repurchases under its share repurchase plan.
10. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
2021 Equity Plan
In connection with the Business Combination, the Company's board of directors adopted, and its shareholders approved, the 2021 Equity Incentive Plan (the “2021 Equity Plan”). A total of 31,900,000 Ordinary Shares are authorized and reserved for issuance under the 2021 Equity Plan which provides for the grant of stock options (either incentive or non-qualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance share units and other share-based awards with respect to the Ordinary Shares. Shares associated with underlying awards that are expired, forfeited, or otherwise terminated without the delivery of shares, or are settled in cash, and any shares tendered to or withheld by the Company for the payment of an exercise price or for tax withholding will again be available for issuance under the 2021 Equity Plan.
During the three months ended March 31, 2022, the Company granted 175,000 performance-based non-qualified stock options ("PBNQSO") that vest based on the achievement of certain performance goals for fiscal years 2022-2026 (the “5-Year Option”) to its independent directors under the 2021 Equity Plan. As of March 31, 2022 there were 8,938,754 PBNQSO’s outstanding. The exercise prices of these PBNQSOs ranged from $10.00 to $14.00 per Ordinary Share and expire ten years from the grant date.
Non-cash share-based compensation expense recognized by the Company for the three months ended March 31, 2022 was $5.7 million. Compensation expense is recognized based upon probability assessments of PBNQSOs that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of March 31, 2022, there was approximately $45.4 million of total unrecognized compensation expense related to non-vested PBNQSOs expected to vest, which is expected to be recognized over a weighted-average period of 2.1 years.
Founder Advisory Amounts
Upon consummation of the Business Combination, the Company assumed the advisory agreement entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"), which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri ("EverArc Founders"), pursuant to which the EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, is entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively.
The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares. Because up to 50% of the aggregate shares could be settled through a cash payment, 50% are classified as a liability and the remaining 50% is classified within equity. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date, accordingly, the compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.
As of March 31, 2022, the fair value of the Variable Annual Advisory Amount was determined to be $308.0 million using a Monte Carlo simulation model and the fair value of the Fixed Annual Advisory Amount was calculated to be $169.2 million based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $11.97.
For the three months ended March 31, 2022, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $59.8 million.
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

Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements Using:
March 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$84,626	$—	$153,986	$238,612
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	19,979	19,979
Total liabilities	$84,626	$—	$173,965	$258,591

December 31, 2021
Liabilities:
Founders advisory fees payable - related party	$114,276	$—	$251,513	$365,789
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	19,979	19,979
Total liabilities	$114,276	$—	$271,492	$385,768
At March 31, 2022 and December 31, 2021, the fair value of the contingent earn-out related to the May 2020 purchase of LaderaTech, Inc. (“LaderaTech”) is measured on a recurring basis using Level 3 fair value inputs. The earn-out is based on 20% of gross profits upon achieving a revenue threshold exceeding $5.0 million through December 31, 2026 and is valued using a Monte Carlo simulation model. Significant changes in the projected revenue, projected gross margin, or discount rate would have a material impact on the fair value of the contingent consideration.
There were no material adjustments to the Company’s estimated fair value of contingent earn-out as of March 31, 2022 as post-acquisition activity has remained in line with the Company’s initial projections for developing the technology. See Note 10, “Share-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable - related party.
Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

For the three months ended March 31, 2022:	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Successor
Fair value, beginning of period	$251,513	$19,979
Settlements	(40,776)	—
Reclassification from liability to equity	(10,495)	—
Change in fair value	(46,256)	—
Fair value, end of period	$153,986	$19,979

For the three months ended March 31, 2021:	LaderaTech Contingent Earn-out
Predecessor
Fair value, beginning of period	$19,816
Fair value, end of period	$19,816
The fair value of the LaderaTech contingent earn-out during the three months ended March 31, 2021 also included a contingency payment for the acquired technology being listed on the USDA Forest Service’s Qualified Product List

(“QPL”). The QPL payment was also measured on a recurring basis using Level 3 fair value inputs and was valued using a scenario-based method with inputs based upon the probability and timing of achieving the QPL listing. The Company made the QPL payment of $3.0 million in the fourth quarter of 2021. As of March 31, 2021, the contingent earn-out had an estimated fair value of $17.0 million and the QPL was valued at $2.8 million.
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
In exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founder Entity is entitled to receive both the Variable Annual Advisory Amount and the Fixed Annual Advisory Amount from the Company.
The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares.
For 2021, the average price was $13.63 per Ordinary Share, resulting in a total Variable Annual Advisory Amount for 2021 of 7,525,906 Ordinary Shares, or a value of $102.5 million (the “2021 Variable Amount”). The EverArc Founder Entity also received the Fixed Annual Advisory Amount which was equal to 1.5% of 157,137,410 Ordinary Shares outstanding on the Closing Date: 2,357,061 Ordinary Shares or a value of $32.1 million, based on average price of $13.63 per Ordinary Share (the “2021 Fixed Amount” and together with the 2021 Variable Amount, the “2021 Advisory Amounts”). Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 60% of the 2021 Advisory Amounts in Ordinary Shares (5,952,992 Ordinary Shares) and approximately 40% of the Advisory Amounts in cash ($53.5 million). The 2021 Advisory Amounts of $134.7 million was disbursed, 60% in Ordinary Shares and 40% in cash, to the EverArc Founder Entity on February 15, 2022.
As of March 31, 2022, the Company used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days. These approaches resulted in fair values of $308.0 million for the Variable Annual Advisory Amount and $169.2 million for the Fixed Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period. For the three months ended March 31, 2022, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $59.8 million.
The Company continues to have a purchase and sales agreement with the former owners of the original Invictus business (the "Sellers") for specific raw materials. During the three months ended March 31, 2022, the Company purchased $0.4 million from the Sellers in the ordinary course of business. Additionally, during the three months ended March 31, 2022, the Company sold raw materials at cost of $5.6 million to the Sellers and paid $0.1 million to lease real property from the sellers of First Response FireRescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC (collectively, "Ironman").

Predecessor
During the three months ended March 31, 2021, the Company purchased $0.2 million from the Sellers in the ordinary course of business. Additionally, during the three months ended March 31, 2021, the Company sold raw materials at cost of $1.3 million to the Sellers. Sales of raw materials are recorded net as “the agent” since the Company does not have the following: a) primary responsibility for fulfilling the promise to provide the specified good, b) inventory risk before the specified good is transferred to the customer, or c) discretion in establishing the prices for the specified good. This related party transaction is not at arm’s length.
SK Capital Partners IV-A, L.P. and SK Capital Partners IV-A, L.P. (collectively, the “Sponsor”) provided board oversight, operational and strategic support, and assistance with business development in return for a quarterly management fee. For the three months ended March 31, 2021 total management consulting fees and expenses were $0.3 million and are presented in other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The Company entered into multiple lease arrangements for real property with the sellers of Ironman in 2020 that the Company continues to occupy post-acquisition. The Company paid $0.1 million in rent and related expenses during the three months ended March 31, 2021.
13. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues from products	$55,594	$33,454
Revenues from services	1,592	116
Other revenues	572	355
Total net sales	$57,758	$33,925
14. EARNING PER SHARE
Basic earning (loss) per share represents income available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during the reported period. Diluted earning (loss) per share is based upon the weighted-average number of Ordinary Shares outstanding during the period plus additional weighted-average potentially dilutive ordinary share equivalents during the period when the effect is dilutive.

Basic and diluted weighted average shares outstanding and earning (loss) per share were as follows (in thousands, except share and per share data):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net income (loss)	$37,811	$(18,529)

Weighted-average shares outstanding:
Weighted average shares used in computing earning (loss) per share, basic	160,251,199	53,045,510
Founders advisory fees	14,142,366	—
Ordinary Shares equivalent of warrants	383,667	—
Weighted average shares used in computing earning (loss) per share, diluted	174,777,232	53,045,510

Basic earning (loss) per share	$0.24	$(0.35)

Diluted earning (loss) per share	$0.22	$(0.35)
As of March 31, 2022, 8.9 million PBNQSOs and 24.5 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earning per share calculation as the contingencies related to such instruments had not been met. In addition, 8.1 million Ordinary Shares equivalent warrants were excluded from the diluted earning per share calculation as their effect would have been anti-dilutive.
15. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Oil Additives.
The Fire Safety segment manufactures and sells fire retardant and firefighting foam products, as well as specialized equipment and services typically offered in conjunction with these retardant and foam products.
The Oil Additives segment produces P2S5 primarily used in the preparation of lubricant additives, including a family of compounds called ZDDP, which is considered an essential component in the formulation of engine oils – its main function is to provide anti-wear protection to engine components.
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

Information related to net sales, Adjusted EBITDA, depreciation and amortization, assets and capital expenditures of the Company’s operations are summarized below (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net sales:
Fire safety	$18,470	$7,650
Oil additives	39,288	26,275
Total	$57,758	$33,925

Adjusted EBITDA:
Fire safety	$(3,334)	$(4,646)
Oil additives	15,311	7,756
Total segment Adjusted EBITDA	11,977	3,110
Income tax (expense) benefit	10,232	5,383
Depreciation and amortization	16,371	15,146
Interest and financing expense	10,496	7,851
Founders advisory fees - related party	(59,848)	—
Transaction expenses	1,476	290
Share-based compensation expense	5,724	—
Non-cash purchase accounting impact	9,299	—
Management fees	—	312
Contingent future payments	—	625
Unrealized foreign currency loss (gain)	880	2,798
Net income (loss)	$37,811	$(18,529)

Depreciation and amortization:
Fire safety	$12,778	$10,738
Oil additives	3,593	4,408
Total	$16,371	$15,146

Capital expenditures:
Fire safety	$495	$534
Oil additives	818	1,140
Total	$1,313	$1,674

	March 31, 2022	December 31, 2021
Assets:
Fire safety	$2,053,133	$2,114,812
Oil additives	470,463	466,748
Total	$2,523,596	$2,581,560
Net sales by geographical area are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
United States	56%	64%
International sales [1]	44	36
Total net sales	100%	100%
1.Except for Belgium, which represented 10% and 11% of net sales for the three months ended March 31, 2022 and 2021, respectively, the Company had no other operations in any individual international country that represented 10% or more of net sales.

Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
United States	$36,541	$37,159
Canada	3,374	3,512
Germany	16,440	17,199
Other foreign jurisdictions	4,418	4,377
Total property, plant and equipment, net	$60,773	$62,247

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended March 31, 2022 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2021 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Overview
Perimeter Solutions, S.A. (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg for the purpose of effecting a business combination. PSSA is headquartered in the Grand Duchy of Luxembourg with global operations in North America, Europe, and Asia Pacific. PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on New York Stock Exchange ("NYSE") and trade under the symbol "PRM."
On November 9, 2021 (the "Closing Date"), PSSA consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, the former parent company of PSSA ("EverArc"), SK Invictus Holdings, S.à r.l., ("SK Holdings"), SK Invictus Intermediate S.à r.l., ("SK Intermediate"), doing business under the name Perimeter Solutions ("Perimeter" or "Perimeter Solutions") and EverArc (BVI) Merger Sub Limited, incorporated in the British Virgin Islands and a wholly-owned subsidiary of PSSA (the "Merger Sub") pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021. The term the “Company” refers to PSSA and its consolidated subsidiaries, including SK Intermediate and Perimeter, after the closing of the Business Combination (the “Closing”). Upon the acquisition of SK Intermediate, PSSA was determined to be the legal and accounting acquirer (the "Successor") and SK Intermediate was deemed to be the accounting predecessor (the "Predecessor").
We are a global solutions provider for the fire safety and oil additives industries. Approximately 73% of our 2021 annual revenues were derived in the United States, approximately 13% in Europe, approximately 7% in Canada and approximately 2% in Mexico, with the remaining approximately 5% spread across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Oil Additives.
The Fire Safety business is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. Our Fire Safety business also offers specialized equipment and services, typically in conjunction with its fire management products, to support its customers’ firefighting operations. Our specialized equipment includes air base retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that we custom design and manufacture to meet specific customer needs. Our service network can meet the emergency resupply needs of over 150 air tanker bases in North America, as well as many other customer locations globally. The segment is built on the premise of superior technology, exceptional responsiveness to our customers’ needs, and a “never-fail” service network. Significant end markets primarily include government-related entities and are dependent on concessions, licenses, and permits granted by the respective governments and commercial customers around the world.
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
We expect these trends to continue for the remainder of 2022 and beyond and drive growth in demand for fire retardant products. We have invested and intend to continue investing in the expansion our fire safety business through acquisitions in order to further grow our global customer base. Acquisitions for all periods presented are described in Note 3, “Business Acquisitions,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Global Economic Environment
Russia’s Invasion of Ukraine
In February 2022, Russia invaded Ukraine. While we have limited exposure in Russia and Ukraine, we continue to monitor any broader impact in the global economy, including with respect to inflation, supply chains and fuel prices. The full impact of the conflict on our business and financial results remains uncertain and will depend on the severity and duration of the conflict and its impact on regional and global economic conditions.
Inflationary Cost Environment
During fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues associated with the ongoing COVID-19 pandemic. We are subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, we continue to take actions with our customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, we cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure.
Ongoing COVID-19 Pandemic
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 that began around December 2019 introduced significant volatility to the global health and economic environment, including millions of confirmed COVID-19 cases, business slowdowns or shutdowns, government challenges and market volatility throughout 2020 and has continued into 2022.
While the ongoing impact from the COVID-19 pandemic is beginning to moderate and business conditions ease, disruptions to supply chains, transportation efficiency, raw materials and labor availability continue to persist. The exact pace and timing of the economic recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy of vaccines, particularly against any newly emerging variants of COVID-19 and easing of quarantines among other factors. As the consequences of the pandemic and adverse impact to the global economy continue to evolve, the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.
Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Total Company
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Successor	Predecessor	Change
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
			$	%
Net sales	$57,758	$33,925	$23,833	70%
Cost of goods sold	44,627	24,974	19,653	79%
Gross profit	13,131	8,951	4,180	47%
Operating expenses
Selling, general and administrative expense	19,808	8,927	10,881	122%
Amortization expense	13,855	13,249	606	5%
Founders advisory fees - related party	(59,848)	—	(59,848)	—%
Other operating expense	196	312	(116)	(37%)
Total operating expenses	(25,989)	22,488	(48,477)	(216%)
Operating income (loss)	39,120	(13,537)	52,657	(389%)
Other expense (income):
Interest expense, net	10,496	7,851	2,645	34%
Unrealized foreign currency loss	880	2,798	(1,918)	(69%)
Other expense (income), net	165	(274)	439	(160%)
Total other expense, net	11,541	10,375	1,166	11%
Income (loss) before income taxes	27,579	(23,912)	51,491	(215%)
Income tax benefit	10,232	5,383	4,849	90%
Net income (loss)	$37,811	$(18,529)	$56,340	(304%)
Net Sales. Net sales increased by $23.8 million for the three months ended March 31, 2022 compared to the same period in 2021. The growth in net sales was primarily due to $13.0 million higher sales generated by the Oil Additives segment, of which $8.5 million was in the Americas and $4.5 million was in Europe. Net sales in the Fire Safety segment increased by $10.8 million, with sales of fire retardants and fire suppressants contributing $5.5 million and $5.3 million, respectively. Fire retardant sales increased by $3.3 million in the Americas and $2.4 million in Asia Pacific due to increased wildfire activity, offset by a $0.2 million decrease in Europe due to decreased wildfire activity. Fire suppressant sales increased $0.7 million in the Americas and $1.5 million in Asia Pacific as a result of higher fluorine free foam concentrates sales. Fire suppressant sales in Europe increased by $3.1 million primarily due to improved market share and geographic reach.
Cost of Goods Sold. Cost of goods sold increased by $19.7 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily as a result of a $15.8 million increase in the Fire Safety segment due to an increase of $9.3 million in amortization of inventory step-up related to Business Combination, $4.4 million related to increased net sales and raw material and manufacturing costs and $2.1 million in labor and share-based compensation expense. The $3.9 million increase in the Oil Additives segment was due to a $3.4 million increase related to increased net sales and raw material and manufacturing costs and a $0.5 million increase in labor and share-based compensation expense.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $10.9 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily driven by a $5.8 million increase in personnel related and share-based compensation expenses, $1.6 million increase in insurance costs, $1.4 million increase in logistics expenses, $1.2 million increase in transaction costs and $0.9 million increase in accounting, legal and consulting expenses.
Founder advisory fees - related party. The reduction in founder advisory fees - related party of $59.8 million represents a decrease in the fair value of the liability-classified variable and fixed annual advisory amounts as of March 31, 2022, including a $46.2 million reduction relating to the decrease in the fair value of the variable annual advisory amount and a $13.6 million reduction relating to the decrease in the fair value of the fixed annual advisory amount. The variable annual advisory amount at the end of each reporting period is valued using a Monte Carlo simulation model and the fixed annual advisory amount is valued using a period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days.
Interest Expense. Interest expense increased by $2.6 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to dividends on the 6.50% redeemable preferred shares of PSSA (“Redeemable Preferred Shares") of $1.6 million, included in interest expense, and higher interest rates on outstanding debt compared to the same period in 2021.
Unrealized Foreign Currency Loss. Unrealized foreign currency loss decreased by $1.9 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to favorable foreign currency rate changes during the three months ended March 31, 2022 compared to the same period in 2021.
Income Tax Benefit. Income tax benefit increased by $4.8 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Business Segments
We use segment net sales and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), financial measures that are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), to evaluate our operating performance by segment, for business planning purposes and to allocate resources. The total segment Adjusted EBITDA in the table below represents a non-GAAP measure and provides management, investors and analysts with comparative information for evaluating the Company in relation to other similar companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. The following table provides information for our net sales and Adjusted EBITDA (in thousands):

	Successor				Predecessor
	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Fire Safety	Oil Additives	Corporate	Total	Fire Safety	Oil Additives	Total
Net sales	$18,470	$39,288	$—	$57,758	$7,650	$26,275	$33,925

Income (loss) before income taxes	$(38,425)	$7,889	$58,115	$27,579	$(24,412)	$500	$(23,912)
Depreciation and amortization	12,778	3,593	—	16,371	10,738	4,408	15,146
Interest and financing expense	8,395	468	1,633	10,496	7,175	676	7,851
Founders advisory fees - related party	—	—	(59,848)	(59,848)	—	—	—
Transaction expenses [1]	925	551	—	1,476	290	—	290
Share-based compensation expense	3,630	1,994	100	5,724	—	—	—
Non-cash purchase accounting impact [2]	9,299	—	—	9,299	—	—	—
Management fees [3]	—	—	—	—	312	—	312
Contingent future payments [4]	—	—	—	—	625	—	625
Unrealized foreign currency loss	64	816	—	880	626	2,172	2,798
Adjusted EBITDA	$(3,334)	$15,311	$—	$11,977	$(4,646)	$7,756	$3,110
(1)Adjustment to reflect non-recurring professional fees and financing costs incurred related to business combination with Perimeter Solutions.
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
Adjusted EBITDA for our Fire Safety segment increased by $1.3 million to $(3.3) million. The increase was primarily due to higher sales offset by higher cost of goods sold and operating expenses.
Adjusted EBITDA for our Oil Additives segment increased by $7.6 million to $15.3 million. The increase was primarily due to higher sales offset by higher cost of goods sold and operating expenses.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly. As of March 31, 2022, our cash requirements, cash flows, indebtedness and available credit is discussed below.
We believe that our existing cash and cash equivalents of approximately $153.5 million as of March 31, 2022, net cash flows generated from operations and availability under the Revolving Credit Facility will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of March 31, 2022, we expect our remaining fiscal year 2022 capital expenditure budget of approximately $8.3 million, will cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash provided by (used in):
Operating activities	$(70,896)	$(182)
Investing activities	(2,951)	(5,281)
Financing activities	529	(1,403)
Effect of foreign currency on cash and cash equivalents	1,307	1,717
Net change in cash and cash equivalents	$(72,011)	$(5,149)
Operating Activities
Cash used in operating activities was $70.9 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the cash used in operations primarily resulted from a founders advisory fee payment of $53.5 million and the negative impact of working capital offset by an increase in payment-in-kind of dividend on Redeemable Preferred Shares, share-based compensation expense, amortization of acquisition related inventory step-up and a net income due to change in fair value of liability classified founder advisory fees - related party. During the three months ended March 31, 2021, the cash used in operations was primarily due to a loss offset by positive working capital impact.
Investing Activities
Cash used in investing activities was $3.0 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we purchased property and equipment of $1.3 million and paid an additional $1.7 million to SK Holdings upon finalization of the difference in estimated and actual working capital as of the Closing Date under the Business Combination Agreement. During the three months ended March 31, 2021, we purchased property and equipment of $1.7 million and paid $3.6 million in cash related to the acquisitions of Budenheim Iberica, S.L.U.
Financing Activities
Cash provided by (used in) in financing activities was $0.5 million and $(1.4) million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the cash provided of $0.5 million was primarily due to proceeds from exercise of warrants. During the three months ended March 31, 2021, the cash used related to repayments of $1.4 million on long-term debt.
Revolving Credit Facility
On November 9, 2021, SK Invictus Intermediate II S.à r.l., a private limited liability company governed by the laws of the Grand Duchy of Luxembourg (“SK Intermediate II”), entered into a five-year revolving credit facility (the “Revolving Credit Facility”), which provides for a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million.
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
Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at SK Intermediate II’s option, either (x) London Interbank Offered Rate (“LIBOR”) determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (but which will not be less than a 0.00% LIBOR floor) or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month LIBOR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of LIBOR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.
As of March 31, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
On November 9, 2021, SK Intermediate II assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 ("Senior Notes") issued by EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc under an indenture dated as of October 22, 2021 (“Indenture”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year, commencing on April 30, 2022.
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
For additional information about our long-term debt, refer to Note 6, “Long-Term Debt and Redeemable Preferred Shares,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Share Repurchase Plan
On December 7, 2021, subject to the approval of our shareholders, the Company’s board of directors authorized a share repurchase plan (“the Share Repurchase Plan”). Under the Share Repurchase Plan, we and our subsidiaries are authorized to repurchase up to $100.0 million of our issued and outstanding Ordinary Shares at any time during the next 24 months or, if different, such other timeframe as approved by our shareholders. As of March 31, 2022, we had not repurchased shares under our Share Repurchase Plan.
Founder Advisory Agreement
Upon consummation of the Business Combination, the advisory agreement entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"), which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri ("EverArc Founders"), pursuant to which the EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, is entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and the remainder in cash.
For 2021, the average price was $13.63 per Ordinary Share, resulting in a total Variable Annual Advisory Amount for 2021 of 7,525,906 Ordinary Shares, or a value of $102.5 million (the “2021 Variable Amount”). The EverArc Founder Entity also received the Fixed Annual Advisory Amount which was equal to 1.5% of 157,137,410 Ordinary Shares outstanding on the Closing Date: 2,357,061 ordinary shares or a value of $32.1 million, based on average price of $13.63 per Ordinary Share (the “2021 Fixed Amount” and together with the 2021 Variable Amount, the “2021 Advisory Amounts”). Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 60% of the 2021 Advisory Amounts in Ordinary Shares (5,952,992 Ordinary Shares) and approximately 40% of the Advisory Amounts in cash ($53.5 million). On February 15, 2022, the Company issued 5,952,992 Ordinary Shares and paid $53.5 million in cash in satisfaction of 2021 Advisory Amounts.

As of March 31, 2022, the Company used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $11.97. These approaches resulted in fair values of $308.0 million for the Variable Annual Advisory Amount and $169.2 million for the Fixed Annual Advisory Amount.
For additional information about the Founder Advisory Agreement, refer to Note 10, “Share-Based Compensation” and Note 12, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. As of March 31, 2022, the Company’s significant accounting policies and estimates are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2021 Annual Report filed on Form 10-K with the SEC on March 31, 2022. Significant estimates made by management in connection with the preparation of the accompanying unaudited condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the allowance for doubtful accounts, the fair value of financial assets and liabilities, stock options, founder advisory fees, contingent earn-out liability and realizability of deferred tax assets. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted LIBOR plus or base rate plus an applicable margin. At March 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility. Our Senior Notes bear interest at a fixed rate and the fair value approximates the carrying value.
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
Effects of Inflation
We are subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, we continue to take actions with our customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with customers include contractual price escalation clauses and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at March 31, 2022, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As described further in our 2021 Annual Report, PSSA’s principal executive officer and principal financial officer had concluded that as of December 31, 2021, the design and implementation of our disclosure controls and procedures were not effective, due to the existence of material weaknesses. These material weaknesses around control environment and control activities continued to exist at March 31, 2022. These material weaknesses include:
•SK Intermediate’s continued material weaknesses related to a lack of appropriately designed and implemented controls (i) to maintain segregation of duties between the creation, posting and approval of journal entries and (ii) to ensure the assumptions made in connection with estimates used to value intangible assets acquired in business combinations are sufficiently reviewed.
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

Changes in Internal Control Over Financial Reporting
As of March 31, 2022, the Company is continuing to implement the remediation measures described in its 2021 Annual Report and is engaged in the process of the design and implementation of PSSA’s internal controls over financial reporting in a manner commensurate with the scale of PSSA’s operations post-Business Combination.

PART II
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description
10.1†*	Separation Agreement, dated May 2, 2022, by and between the Company and Barry Lederman.
10.2†*	Employment Agreement, dated April 29, 2022, by and between the Company and Charles Kropp.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
†     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perimeter Solutions, SA

Date: May 9, 2022	By:	/s/ Edward Goldberg
Edward Goldberg
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Charles Kropp
Charles Kropp
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)