Form 10-Q
period 2022-06-30
Perimeter Solutions, SA
filed 2022-08-05
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, there were 162,637,029 ordinary shares, nominal value $1.00 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended June 30, 2022 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•our expectations regarding the impact of the COVID-19 (as defined below) pandemic on our business;
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
•our substantial dependence on sales to the U.S. Department of Agriculture (“USDA”) Forest Service and the state of California and the risk of decreased sales to these customers;
•changes in the regulation of the petrochemical industry, a downturn in the lubricant additives and/or fire retardant end markets or our failure to accurately predict the frequency, duration, timing, and severity of changes in demand in such markets;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$125,502	$225,554
Accounts receivable, net	68,458	24,319
Inventories	123,065	110,087
Income tax receivable	25,608	816
Prepaid expenses and other current assets	6,763	14,161
Total current assets	349,396	374,937
Property, plant and equipment, net	59,155	62,247
Goodwill	1,031,219	1,041,325
Customer lists, net	730,339	753,459
Technology and patents, net	239,043	247,368
Tradenames, net	96,960	100,005
Other assets, net	1,992	2,219
Total assets	$2,508,104	$2,581,560
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,967	$27,469
Accrued expenses and other current liabilities	22,876	19,025
Founders advisory fees payable - related party	27,116	53,547
Deferred revenue	5,387	445
Total current liabilities	98,346	100,486
Long-term debt	664,696	664,128
Deferred income taxes	304,993	298,633
Founders advisory fees payable - related party	191,031	312,242
Redeemable preferred shares	99,312	96,867
Redeemable preferred shares - related party	3,215	3,699
Other non-current liabilities	12,643	22,195
Total liabilities	1,374,236	1,498,250
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 163,234,542 and 157,237,435 shares issued; 162,637,029 and 157,237,435 shares outstanding at June 30, 2022 and December 31, 2021, respectively	163,235	157,237
Treasury shares, at cost; 597,513 shares at June 30, 2022 and no shares at December 31, 2021	(5,008)	—
Additional paid-in capital	1,690,812	1,670,033
Accumulated other comprehensive loss	(23,380)	(7,135)
Accumulated deficit	(691,791)	(736,825)
Total shareholders’ equity	1,133,868	1,083,310
Total liabilities and shareholders’ equity	$2,508,104	$2,581,560
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net sales	$100,965	$87,121	$158,723	$121,046
Cost of goods sold	72,423	48,840	117,050	73,814
Gross profit	28,542	38,281	41,673	47,232
Operating expenses:
Selling, general and administrative expense	22,614	18,284	42,422	27,211
Amortization expense	13,802	13,293	27,657	26,542
Founders advisory fees - related party	(20,465)	—	(80,313)	—
Other operating expense	260	441	456	753
Total operating expenses	16,211	32,018	(9,778)	54,506
Operating income (loss)	12,331	6,263	51,451	(7,274)
Other expense (income):
Interest expense, net	12,142	8,035	22,638	15,886
(Gain) loss on contingent earn-out	(9,398)	2,763	(9,398)	2,763
Unrealized foreign currency loss (gain)	3,156	(540)	4,036	2,258
Other (income) expense, net	(200)	(44)	(35)	(318)
Total other expense, net	5,700	10,214	17,241	20,589
Income (loss) before income taxes	6,631	(3,951)	34,210	(27,863)
Income tax benefit	592	103	10,824	5,486
Net income (loss)	7,223	(3,848)	45,034	(22,377)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(16,371)	562	(16,245)	(404)
Total comprehensive (loss) income	$(9,148)	$(3,286)	$28,789	$(22,781)
Earnings (loss) per share:
Basic	$0.04	$(0.07)	$0.28	$(0.42)
Diluted	$0.04	$(0.07)	$0.26	$(0.42)
Weighted average number of ordinary shares outstanding:
Basic	162,917,478	53,045,510	161,591,704	53,045,510
Diluted	177,059,844	53,045,510	175,734,070	53,045,510
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Predecessor
Balance, December 31, 2020	53,045,510	$53,046	—	$—	$289,344	$(3,174)	$(47,794)	$291,422
Net loss	—	—	—	—	—	—	(18,529)	(18,529)
Other comprehensive loss	—	—	—	—	—	(966)	—	(966)
Balance, March 31, 2021	53,045,510	53,046	—	—	289,344	(4,140)	(66,323)	271,927
Net loss	—	—	—	—	—	—	(3,848)	(3,848)
Other comprehensive income	—	—	—	—	—	562	—	562
Balance, June 30, 2021	53,045,510	$53,046	—	$—	$289,344	$(3,578)	$(70,171)	$268,641

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Successor
Balance, December 31, 2021	157,237,435	$157,237	—	$—	$1,670,033	$(7,135)	$(736,825)	$1,083,310
Share-based compensation	—	—	—	—	5,724	—	—	5,724
Ordinary shares issued related to founders advisory fees - related party	5,952,992	5,954	—	—	7,829	—	—	13,783
Ordinary shares issued related to warrants exercised	44,115	44	—	—	485	—	—	529
Net income	—	—	—	—	—	—	37,811	37,811
Other comprehensive income	—	—	—	—	—	126	—	126
Balance, March 31, 2022	163,234,542	163,235	—	—	1,684,071	(7,009)	(699,014)	1,141,283
Share-based compensation	—	—	—	—	6,741	—	—	6,741
Ordinary shares repurchased	—	—	597,513	(5,008)	—	—	—	(5,008)
Net income	—	—	—	—	—	—	7,223	7,223
Other comprehensive loss	—	—	—	—	—	(16,371)	—	(16,371)
Balance, June 30, 2022	163,234,542	$163,235	597,513	$(5,008)	$1,690,812	$(23,380)	$(691,791)	$1,133,868
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income (loss)	$45,034	$(22,377)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Founders advisory fees - related party (change in accounting fair value)	(80,313)	—
Depreciation and amortization expense	33,086	30,381
Interest and payment-in-kind on preferred shares	3,268	—
Share-based compensation	12,465	—
Deferred income taxes	7,648	2,242
Amortization of deferred financing costs	793	1,621
Amortization of acquisition related inventory step-up	27,315	—
(Gain) loss on contingent earn-out	(9,398)	2,763
Unrealized loss on foreign currency	4,036	2,258
Loss on disposal of assets	9	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(44,477)	(37,994)
Inventories	(41,431)	(19,472)
Income tax receivable	(24,778)	(5,848)
Prepaid expenses and current other assets	7,301	4,761
Other assets	—	229
Accounts payable	15,834	26,263
Deferred revenue	4,991	6,415
Accrued expenses and other current liabilities	2,789	(1,559)
Founders advisory fees - related party (cash settled)	(53,547)	—
Other liabilities	24	(199)
Net cash used in operating activities	(89,351)	(10,516)
Cash flows from investing activities:
Purchase of property and equipment	(4,006)	(3,507)
Purchase price adjustment under Business Combination Agreement	(1,638)	—
Purchase of businesses, net of cash acquired	—	(6,264)
Net cash used in investing activities	(5,644)	(9,771)
Cash flows from financing activities:
Ordinary shares repurchased	(5,008)	—
Proceeds from exercise of warrants	529	—
Proceeds from revolving credit facility	—	7,500
Repayments of revolving credit facility	—	(3,000)
Repayments of long-term debt	—	(2,808)
Net cash (used in) provided by financing activities	(4,479)	1,692
Effect of foreign currency on cash and cash equivalents	(578)	158
Net change in cash and cash equivalents	(100,052)	(18,437)
Cash and cash equivalents, beginning of period	225,554	22,478
Cash and cash equivalents, end of period	$125,502	$4,041
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,919	$14,266
Cash paid for income taxes	$6,572	$946
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$13,783	$—
See accompanying notes to condensed consolidated financial statements

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization and General
Perimeter Solutions, SA, (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg for the purpose of effecting a business combination. PSSA is headquartered in the Grand Duchy of Luxembourg with global operations in North America, Europe, and Asia Pacific. PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on the New York Stock Exchange (“NYSE”) and trade under the symbol “PRM.”
Business Combination
On November 9, 2021 (the “Closing Date”), PSSA consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, the former parent company of PSSA (“EverArc”), SK Invictus Holdings, S.à r.l., (“SK Holdings”), SK Invictus Intermediate S.à r.l., (“SK Intermediate”), doing business under the name Perimeter Solutions (“Perimeter” or “Perimeter Solutions”) and EverArc (BVI) Merger Sub Limited, incorporated in the British Virgin Islands and a wholly-owned subsidiary of PSSA (the “Merger Sub”) pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021. The term the “Company” refers to PSSA and its consolidated subsidiaries, including SK Intermediate after the closing of the Business Combination (the “Closing”). Upon the acquisition of SK Intermediate, PSSA was determined to be the legal and accounting acquirer (the “Successor”) and SK Intermediate was deemed to be the accounting predecessor (the “Predecessor”).
Business Operations
The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products, formerly Oil Additives. Approximately 73% of the Company's 2021 annual revenues were derived in the United States, approximately 13% in Europe, approximately 7% in Canada and approximately 2% in Mexico, with the remaining approximately 5% spread across various other countries.
The Fire Safety segment is a formulator and manufacturer of fire management products that help the Company’s customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. The Company’s Fire Safety segment also offers specialized equipment and services, typically in conjunction with its fire management products, to support its customers’ firefighting operations. The Company’s specialized equipment includes air base retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that it custom designs and manufactures to meet specific customer needs. The Company’s specialized service network is designed to meet the emergency resupply needs of air tanker bases and other customer locations in North America and globally. Significant end markets primarily include government-related entities and are dependent on concessions, licenses, and permits granted by the respective governments and commercial customers around the world.
In June 2022, the Oil Additives segment, which produces and sells Phosphorus Pentasulfide (“P2S5”), was renamed the Specialty Products segment to better reflect the current and expanding applications for P2S5 in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”), which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components.

Global Economic Environment
Russia’s Invasion of Ukraine
In February 2022, Russia invaded Ukraine. While Perimeter has limited exposure in Russia and Ukraine, the Company continues to monitor any broader impact to the global economy, including with respect to inflation, supply chains and fuel prices. The full impact of the conflict on the Company’s business and financial results remains uncertain and will depend on the severity and duration of the conflict and its impact on regional and global economic conditions.
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
Ongoing COVID-19 Pandemic
The pandemic, caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 that began around December 2019, introduced significant volatility to the global health and economic environment, including millions of confirmed COVID-19 cases, business slowdowns or shutdowns, government challenges and market volatility throughout 2020 into 2022.
While the ongoing impact from the COVID-19 pandemic is beginning to moderate and business conditions ease, disruptions to supply chains, transportation efficiency, and availability of raw materials and labor continue to persist. The exact pace and timing of the economic recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy of vaccines, particularly against any newly emerging variants of COVID-19 and easing of quarantines among other factors. As the consequences of the pandemic and adverse impact to the global economy continue to evolve, the future adverse impact on the Company's business and financial statements remains subject to significant uncertainty as of the date of this filing.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2021 Annual Report. The condensed consolidated financial statements for the prior periods include certain reclassifications that were made to conform to the current period presentation. Such reclassifications have no impact on previously reported condensed consolidated financial position, results of operations or cash flows.
Perimeter Solutions is an emerging growth company (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGC. As an EGC, the Company has elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As of June 30, 2022, the Company’s public float was greater than $700.0 million. As a result, for the fiscal year ending December 31, 2022, the Company will not qualify as an EGC.
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
As of June 30, 2022, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in its consolidated financial statements included in the Company’s 2021 Annual Report.
Recently Issued and Adopted Accounting Standards
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
The adoption of this ASU will increase asset and liability balances on the consolidated balance sheets due to the required recognition of right of use assets and corresponding lease liabilities and will result in changes to the Company’s existing accounting policies, business processes, and internal controls. The Company plans to elect the available package of practical expedients provided in the standard and adopt Topic 842 as of January 1, 2022 on its Form 10-K for the year ending December 31, 2022, using the optional transition method provided by ASU 2018-11 and continues to assess potential effects of the standard.
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
Predecessor
PC Australasia Asset Acquisition
On April 1, 2021, the Company used cash on hand to purchase all of the wildfire retardant and foam assets of PC Australasia Pty Ltd (“PC Australasia”). The asset purchase agreement provided for approximately $2.7 million in cash to be paid at closing. The PC Australasia acquisition provides the Company direct access to existing markets within the Fire Safety segment. The Company has performed a purchase price allocation, where the Company allocated $1.0 million to goodwill in the predecessor entity. Other amounts allocated to the individual assets and liabilities included within the condensed consolidated balance sheet were not material.
Budenheim Asset Acquisition
On March 2, 2021, the Company used cash on hand to purchase all of the wildfire retardant and foam assets of Budenheim Iberica, S.L.U (“Budenheim”). The asset purchase agreement provided for approximately $3.6 million in cash to be paid at closing. The Budenheim acquisition expands the Company’s access to new markets and is expected to result in additional revenue within the Fire Safety segment. The Company performed a purchase price allocation, where the Company allocated $3.2 million to goodwill in the predecessor entity. Other amounts allocated to the individual assets and liabilities included within the condensed consolidated balance sheet were not material.
For segment reporting purposes, the results of operations and assets from the above predecessor acquisitions have been included in the Company’s Fire Safety segment since the acquisition dates. For the three and six months ended June 30, 2021, sales, earnings related to the operations consisting of the assets and liabilities and direct costs related to PC Australasia and Budenheim were not material. Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to the Company’s results of operations or financial position.

4. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	June 30, 2022	December 31, 2021
Inventory:
Raw materials and manufacturing supplies	$64,736	$34,008
Work in process	213	213
Finished goods	58,116	75,866
Total inventory	$123,065	$110,087

Prepaid Expenses and Other Current Assets:
Advance to vendors	$33	$2,984
Prepaid insurance	3,510	8,441
Other	3,220	2,736
Total prepaid expenses and other current assets	$6,763	$14,161

Property, Plant and Equipment:
Buildings	$3,912	$4,021
Leasehold improvements	2,337	2,301
Furniture and fixtures	536	558
Machinery and equipment	50,857	50,177
Vehicles	4,531	4,579
Construction in progress	3,673	1,983
Total property, plant and equipment, gross	65,846	63,619
Less: Accumulated depreciation	(6,691)	(1,372)
Total property, plant and equipment, net	$59,155	$62,247

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$1,961	$7,728
Accrued salaries	2,492	900
Accrued employee benefits	839	591
Accrued interest	7,305	5,341
Accrued purchases	6,671	1,930
Accrued taxes	1,554	355
Other	2,054	2,180
Total accrued expenses and other current liabilities	$22,876	$19,025

Other Non-Current Liabilities:
LaderaTech contingent earn-out	$10,581	$19,979
Other	2,062	2,216
Total other non-current liabilities	$12,643	$22,195
Depreciation expense related to property, plant and equipment was $2.9 million and $5.4 million for the three and six months ended June 30, 2022, respectively, and $1.9 million and $3.8 million for the three and six months ended June 30, 2021, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The Company had an allowance for doubtful accounts, included in accounts receivable, net of $0.9 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2021	$867,807	$173,518	$1,041,325
Purchase price adjustment under Business Combination Agreement	1,638	—	1,638
Foreign currency translation	(8,224)	(3,520)	(11,744)
Balance, June 30, 2022	$861,221	$169,998	$1,031,219
Intangible assets and related accumulated amortization as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Technology and patents	20	$250,000	$(2,953)	$(8,004)	$239,043
Customer lists	20	761,000	(6,244)	(24,417)	730,339
Tradenames	20	101,000	(799)	(3,241)	96,960
Balance, June 30, 2022		$1,112,000	$(9,996)	$(35,662)	$1,066,342

	December 31, 2021
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Technology and patents	20	$250,000	$(836)	$(1,796)	$247,368
Customer lists	20	761,000	(2,059)	(5,482)	753,459
Tradenames	20	101,000	(268)	(727)	100,005
Balance, December 31, 2021		$1,112,000	$(3,163)	$(8,005)	$1,100,832
Amortization expense for definite-lived intangible assets was $13.8 million and $27.7 million for the three and six months ended June 30, 2022, respectively, and $13.3 million and $26.5 million for the three and six months ended June 30, 2021, respectively.
Estimated annual amortization expense of intangible assets for the next five years ended December 31 and thereafter is as follows (in thousands):

2022 remaining	$27,800
2023	55,600
2024	55,600
2025	55,600
2026	55,600
Thereafter	816,142
Total	$1,066,342

6. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(10,304)	(10,872)
Long-term debt	$664,696	$664,128
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
The Revolving Credit Facility matures on November 9, 2026. The Revolving Credit Facility includes a $20.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility. The Revolving Credit Facility allows SK Intermediate II to increase commitments under the Revolving Credit Facility up to an aggregate amount not to exceed the greater of (i) $143.0 million and (ii) 100.00% of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four-quarter period (minus the aggregate outstanding principal amount of certain ratio debt permitted to be incurred thereunder). All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, subject to customary exceptions.
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
As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
On the Closing Date, SK Intermediate II assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (“Senior Notes”) issued by EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc under an indenture dated as of October 22, 2021 (“Indenture”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year, commencing on April 30, 2022.
The Senior Notes are general, secured, senior obligations of SK Intermediate II; rank equally in right of payment with all existing and future senior indebtedness of SK Intermediate II (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of

SK Intermediate II that is not secured by the collateral. The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of SK Intermediate II’s existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting SK Intermediate II’s ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the SK Intermediate II’s assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business.
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
Redeemable Preferred Shares
In connection with the Business Combination, the Company issued 10 million redeemable preferred shares of PSSA (“Redeemable Preferred Shares”), nominal value $10 per share, valued at $100.0 million. The Redeemable Preferred Shares are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will generally be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual general meeting. Holders of the Redeemable Preferred Shares generally have no voting rights.
The Company, under its articles of association (the “Articles”) is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability in the accompanying unaudited condensed consolidated balance sheets, and $1.6 million and $3.3 million of dividends on these Redeemable Preferred Shares for the three and six months ended June 30, 2022, respectively, is recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). At June 30, 2022, $2.5 million of preferred dividends were in arrears.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and is senior to the Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At June 30, 2022, the redemption price was $102.5 million.
Predecessor
On March 28, 2018, Invictus U.S., LLC and SK Intermediate II, two wholly owned subsidiaries of SK Intermediate, entered into credit agreements providing for committed credit facilities of $815.0 million, a substantial portion of which was used to fund the acquisition of the Company’s assets.
Pursuant to the credit agreements, the Company’s First Lien Credit Facility (the “First Lien”) consisted of a $545.0 million U.S. dollar term loan with a maturity of March 28, 2025, a multicurrency revolving credit facility (the “Revolver”), and a $16.0 million extension on the original term loan. The Second Lien Credit Facility (the “Second Lien”) consisted of a $155.0 million U.S. dollar term loan with a maturity of March 28, 2026. The Revolver provided for maximum borrowings of $100.0 million with a maturity of March 28, 2023. Interest was based on the same terms as the First Lien and was subject to a 0.50% unused commitment fee. The Revolver also contained a $10.0 million standby letter of credit sub-facility and a $10.0 million swing line sub-facility.
On the Closing Date, $541.5 million outstanding under the First Lien and $155.0 million outstanding under the Second Lien were repaid and the related unamortized debt issue costs of $11.0 million was charged to interest expense.

7. INCOME TAXES
The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate was (8.93)% and (31.64)% for the three and six months ended June 30, 2022, respectively, and 2.61% and 19.69% for the three and six months ended June 30, 2021, respectively. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to be benefited in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of June 30, 2022 and 2021 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more likely than not to be realized.
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. The Company did not have any uncertain tax benefits as of June 30, 2022 and 2021. As of June 30, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the accompanying condensed consolidated statement of operations and comprehensive income (loss).
The Company files income tax returns in Luxembourg, U.S. federal and state jurisdictions, and other foreign jurisdictions. As of June 30, 2022, tax years 2018 through 2020 are subject to examination by the tax authorities in the U.S. The Alberta, Canada audit concluded as of January 12, 2022 and no material adjustments were identified.
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
Commitments
The Company has a supply agreement to purchase elemental phosphorus (“P4”) from a supplier through 2023. The contract price is tied to the contract year cost times a multiplier, subject to a market-driven benchmark price adjustment, which is generally settled once per year. The Company did not purchase the anticipated minimum pounds of P4 for the three and six months ended June 30, 2022 and 2021. However, the Company has no obligation to record a liability, as there is no financial penalty owed to the vendor. Costs incurred under this supply agreement were $10.3 million and $24.3 million for the three and six months ended June 30, 2022, respectively, and $8.8 million and $17.1 million for the three and six months ended June 30, 2021, respectively.

Leases
The Company leases facilities and other machinery and equipment under long-term noncancelable operating leases through August 14, 2037. As of June 30, 2022, the future minimum rental payments required by the long-term noncancelable operating leases are as follows (in thousands):

Amount
Remainder of 2022	$2,234
2023	3,730
2024	2,953
2025	2,604
2026	2,461
Thereafter	3,554
Total	$17,536
Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases was $1.5 million and $2.5 million for the three and six months ended June 30, 2022, respectively, of which $1.3 million and $2.2 million, respectively, was presented in cost of goods sold and $0.2 million and $0.3 million, respectively, was presented in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Rent expense for operating leases was $1.1 million and $1.8 million for the three and six months ended June 30, 2021, respectively, of which $1.0 million and $1.6 million, respectively, was presented in cost of goods sold and $0.1 million and $0.2 million, respectively, was presented in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
On December 7, 2021, subject to the approval of the shareholders of the Company, the Company's board of directors (the “Board”) authorized a share repurchase plan (the “Share Repurchase Plan”). Under the Share Repurchase Plan, the Company is authorized to repurchase up to $100.0 million of its issued and outstanding Ordinary Shares at any time during the next 24 months or, if different, such other timeframe as approved by the shareholders of the Company. Until such time as the Share Repurchase Plan was approved by the shareholders of the Company, the Board authorized any subsidiary of the Company to take such actions necessary to purchase Ordinary Shares of the Company. Repurchases under the Share Repurchase Plan may be made, from time to time, in such quantities, in such manner and on such terms and conditions and at prices the Company deems appropriate. For the three and six months ended June 30, 2022, the Company repurchased 597,513 Ordinary Shares on behalf of a wholly-owned subsidiary. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
On July 21, 2022, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of shareholders approval at any time during the next five years.
As of June 30, 2022, there were 162,637,029 Ordinary Shares, 33,843,440 warrants and 10,000,000 Redeemable Preferred Shares outstanding.

10. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
2021 Equity Plan
In connection with the Business Combination, the Board adopted, and its shareholders approved, the 2021 Equity Incentive Plan (the “2021 Equity Plan”). A total of 31,900,000 Ordinary Shares are authorized and reserved for issuance under the 2021 Equity Plan which provides for the grant of stock options (either incentive or non-qualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance share units and other share-based awards with respect to the Ordinary Shares. Shares associated with underlying awards that are expired, forfeited, or otherwise terminated without the delivery of shares, or are settled in cash, and any shares tendered to or withheld by the Company for the payment of an exercise price or for tax withholding will again be available for issuance under the 2021 Equity Plan.
The table below summarizes the performance-based non-qualified stock options (“PBNQSO”) activity for the six months ended June 30, 2022:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,763,754	$10.04
Granted	2,504,167	$8.83
Exercised	—	$—
Forfeited	(843,750)	$10.11
Outstanding at June 30, 2022	10,424,171	$9.75	9.48	$11,844
Options vested and exercisable	29,167	$10.00
The weighted-average assumptions used to fair value the PBNQSO on the grant date using the Black-Scholes option-pricing model were as follows:

2022
Dividend yield	—%
Risk-free interest rate	1.71% to 3.11%
Expected volatility	39.08% to 43.00%
Expected term (years)	6.50
Weighted average exercise price of options granted	$8.83
Weighted average fair value of options granted	$4.02
Non-cash share-based compensation expense recognized by the Company for the three and six months ended June 30, 2022 was $6.7 million and $12.5 million, respectively. Compensation expense is recognized based upon probability assessments of PBNQSOs that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of June 30, 2022, there was approximately $42.7 million of total unrecognized compensation expense related to non-vested PBNQSOs expected to vest, which is expected to be recognized over a weighted-average period of 2.4 years.
Founder Advisory Amounts
Upon consummation of the Business Combination, the Company assumed the advisory agreement entered into on December 12, 2019 by EverArc (“Founder Advisory Agreement”) with EverArc Founders, LLC, a Delaware limited liability company (“EverArc Founder Entity”), which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri (“EverArc Founders”), pursuant to which the EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, is entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively.

The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares. Because up to 50% of the aggregate shares could be settled through a cash payment, 50% are classified as a liability and the remaining 50% is classified within equity. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date, accordingly, the compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.
As of June 30, 2022, the fair value of the Variable Annual Advisory Amount was determined to be $277.3 million using a Monte Carlo simulation model and the fair value of the Fixed Annual Advisory Amount was calculated to be $159.0 million based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $11.24.
For the three and six months ended June 30, 2022, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $20.5 million and $80.3 million, respectively.
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

Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements Using:
June 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$79,510	$—	$138,637	$218,147
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	10,581	10,581
Total liabilities	$79,510	$—	$149,218	$228,728

December 31, 2021
Liabilities:
Founders advisory fees payable - related party	$114,276	$—	$251,513	$365,789
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	19,979	19,979
Total liabilities	$114,276	$—	$271,492	$385,768
At June 30, 2022 and December 31, 2021, the fair value of the contingent earn-out related to the May 2020 purchase of LaderaTech, Inc. (“LaderaTech”) is measured on a recurring basis using Level 3 fair value inputs. The earn-out is based on 20% of gross profits upon achieving a revenue threshold exceeding $5.0 million through December 31, 2026 and is valued using a Monte Carlo simulation model. As of June 30, 2022, the fair value of the contingent earn-out decreased due to a change in the forecast of the product mix from an earn-out eligible fire retardant to a non earn-out eligible Company developed fire retardant. Significant changes in the projected revenue, projected gross margin, or discount rate would have a material impact on the fair value of the contingent consideration.
See Note 10, “Share-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable - related party.
Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Successor
Fair value, beginning of period	$153,986	$19,979	$251,513	$19,979
Settlements	—	—	(40,776)	—
Reclassification from liability to equity	—	—	(10,495)	—
Founders advisory fees - related party, change in fair value	(15,349)	—	(61,605)	—
Gain on contingent earn-out, change in fair value	—	(9,398)	—	(9,398)
Fair value, end of period	$138,637	$10,581	$138,637	$10,581

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	LaderaTech Contingent Earn-out	LaderaTech Contingent Earn-out

Predecessor
Fair value, beginning of period	$19,816	$19,816
Loss on contingent earn-out, change in fair value	2,763	2,763
Fair value, end of period	$22,579	$22,579
The fair value of the LaderaTech contingent earn-out as of June 30, 2021 also included a contingency payment for the acquired technology being listed on the USDA Forest Service’s Qualified Product List (“QPL”). The QPL payment was also measured on a recurring basis using Level 3 fair value inputs and was valued using a scenario-based method with inputs based upon the probability and timing of achieving the QPL listing. The Company made the QPL payment of $3.0 million in the fourth quarter of 2021. As of June 30, 2021, the contingent earn-out had an estimated fair value of $19.6 million and the QPL was valued at $3.0 million.
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
The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares.
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
As of June 30, 2022, the Company used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $11.24. These approaches resulted in fair values of $277.3 million for the Variable Annual Advisory Amount and $159.0 million for the Fixed Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period. For the three and six months ended June 30, 2022, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $20.5 million and $80.3 million, respectively, primarily due to the decrease in stock price.

The Company continues to have a purchase and sales agreement with the former owners of the original Invictus business (the “Sellers”) for specific raw materials. During the three and six months ended June 30, 2022, the Company purchased $0.3 million and $0.9 million, respectively, from the Sellers in the ordinary course of business. Additionally, during the three and six months ended June 30, 2022, the Company sold raw materials at cost of $2.4 million and $8.0 million, respectively, to the Sellers and paid $0.1 million and $0.2 million, respectively, to lease real property from the sellers of First Response FireRescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC (collectively, “Ironman”).

Predecessor
During the three and six months ended June 30, 2021, the Company purchased $0.2 million and $0.4 million, respectively, from the Sellers in the ordinary course of business. Additionally, during the three and six months ended June 30, 2021, the Company sold raw materials at cost of $2.0 million and $3.4 million, respectively, to the Sellers. Sales of raw materials are recorded net as “the agent” since the Company does not have the following: a) primary responsibility for fulfilling the promise to provide the specified good, b) inventory risk before the specified good is transferred to the customer, or c) discretion in establishing the prices for the specified good. This related party transaction is not at arm’s length.
SK Capital Partners IV-A, L.P. and SK Capital Partners IV-B, L.P. (collectively, the “Sponsor”) provided board oversight, operational and strategic support, and assistance with business development in return for a quarterly management fee. For the three and six months ended June 30, 2021 total management consulting fees and expenses were $0.3 million and $0.6 million, respectively, and are presented in other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The Company entered into multiple lease arrangements for real property with the sellers of Ironman in 2020 that the Company continues to occupy post-acquisition. During the three and six months ended June 30, 2021, the Company paid $0.1 million and $0.2 million, respectively, in rent and related expenses.
13. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended Predecessor	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues from products	$97,069	$84,117	$152,663	$117,571
Revenues from services	3,418	2,813	3,990	3,168
Other revenues	478	191	2,070	307
Total net sales	$100,965	$87,121	$158,723	$121,046
14. EARNINGS PER SHARE
Basic earnings (loss) per share represents income available to ordinary shareholders divided by the weighted average number of Ordinary Shares outstanding during the reported period. Diluted earnings (loss) per share is based upon the weighted-average number of Ordinary Shares outstanding during the period plus additional weighted-average potentially dilutive Ordinary Share equivalents during the period when the effect is dilutive.

Basic and diluted weighted average shares outstanding and earnings (loss) per share were as follows (in thousands, except share and per share data):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net income (loss)	$7,223	$(3,848)	$45,034	$(22,377)

Weighted-average shares outstanding:
Weighted average shares used in computing earnings (loss) per share, basic	162,917,478	53,045,510	161,591,704	53,045,510
Founders advisory fees	14,142,366	—	14,142,366	—
Weighted average shares used in computing earnings (loss) per share, diluted	177,059,844	53,045,510	175,734,070	53,045,510

Basic earnings (loss) per share	$0.04	$(0.07)	$0.28	$(0.42)

Diluted earnings (loss) per share	$0.04	$(0.07)	$0.26	$(0.42)
As of June 30, 2022, 10.2 million PBNQSOs and 23.9 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.
15. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products, formerly Oil Additives.
The Fire Safety segment manufactures and sells fire retardant and firefighting foam products, as well as specialized equipment and services typically offered in conjunction with these retardant and foam products.
In June 2022, the Oil Additives segment, which produces and sells P2S5 was renamed the Specialty Products segment to better reflect the current and expanding applications for P2S5 in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components.
Interest income, interest expense, other income (expense) and certain corporate operating expenses are neither allocated to the segments nor included in the measure of segment performance reviewed by the chief operating decision-maker (“CODM”). The corporate category includes unallocated costs related to the Company’s corporate headquarter activities, including selling, general and administrative costs, which do not meet the requirements for being classified as an operating segment. The CODM is the Company's CEO.
The Company’s CODM uses the segment net sales and segment Adjusted EBITDA to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines segment Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items in a balanced manner and on a segment basis. These non-recurring or unusual items may include acquisition and integration related costs, management fees and other non-recurring items.

Information related to net sales and Adjusted EBITDA for the Company’s operations are summarized below (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net sales:
Fire safety	$66,577	$57,161	$85,047	$64,811
Specialty products	34,388	29,960	73,676	56,235
Total	$100,965	$87,121	$158,723	$121,046

Adjusted EBITDA:
Fire safety	$24,219	$23,478	$20,885	$18,832
Specialty products	11,463	7,667	26,774	15,423
Total segment Adjusted EBITDA	35,682	31,145	47,659	34,255
Less:
Depreciation and amortization	16,715	15,235	33,086	30,381
Interest and financing expense	12,142	8,040	22,638	15,891
Founders advisory fees - related party	(20,465)	—	(80,313)	—
Non-recurring expenses	2,144	8,660	3,620	8,950
Share-based compensation expense	6,741	—	12,465	—
Non-cash purchase accounting impact	18,016	—	27,315	—
(Gain) loss on contingent earn-out	(9,398)	2,763	(9,398)	2,763
Management fees	—	313	—	625
Contingent future payments	—	625	—	1,250
Unrealized foreign currency loss (gain)	3,156	(540)	4,036	2,258
Income (loss) before income taxes	$6,631	$(3,951)	$34,210	$(27,863)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended June 30, 2022 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2021 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Overview
Perimeter Solutions, S.A. (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg for the purpose of effecting a business combination. PSSA is headquartered in the Grand Duchy of Luxembourg with global operations in North America, Europe, and Asia Pacific. PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on New York Stock Exchange (“NYSE”) and trade under the symbol “PRM.”
On November 9, 2021 (the “Closing Date”), PSSA consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, the former parent company of PSSA (“EverArc”), SK Invictus Holdings, S.à r.l., (“SK Holdings”), SK Invictus Intermediate S.à r.l., (“SK Intermediate”), doing business under the name Perimeter Solutions (“Perimeter” or “Perimeter Solutions”) and EverArc (BVI) Merger Sub Limited, incorporated in the British Virgin Islands and a wholly-owned subsidiary of PSSA (the “Merger Sub”) pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021. The term the “Company” refers to PSSA and its consolidated subsidiaries, including SK Intermediate and Perimeter, after the closing of the Business Combination (the “Closing”). Upon the acquisition of SK Intermediate, PSSA was determined to be the legal and accounting acquirer (the “Successor”) and SK Intermediate was deemed to be the accounting predecessor (the “Predecessor”).
Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products, formerly Oil Additives. Approximately 73% of our 2021 annual revenues were derived in the United States, approximately 13% in Europe, approximately 7% in Canada and approximately 2% in Mexico, with the remaining approximately 5% spread across various other countries.
The Fire Safety segment is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. Our Fire Safety segment also offers specialized equipment and services, typically in conjunction with its fire management products, to support its customers’ firefighting operations. Our specialized equipment includes air base retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that we custom design and manufacture to meet specific customer needs. Our service network can meet the emergency resupply needs of over 150 air tanker bases in North America, as well as many other customer locations globally. The segment is built on the premise of superior technology, exceptional responsiveness to our customers’ needs, and a “never-fail” service network. Significant end markets primarily include government-related entities and are dependent on concessions, licenses, and permits granted by the respective governments and commercial customers around the world.
In June 2022, the Oil Additives segment, which produces and sells Phosphorus Pentasulfide (“P2S5”), was renamed the Specialty Products segment to better reflect the current and expanding applications for P2S5 in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently our largest end market application, P2S5 is primarily used in the production of a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”), which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components.
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
We expect these trends to continue in 2022 and beyond and drive growth in demand for fire retardant products. We have invested and intend to continue investing in the expansion of our fire safety business through acquisitions in order to further grow our global customer base. Acquisitions for all periods presented are described in Note 3, “Business Acquisitions,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Global Economic Environment
Russia’s Invasion of Ukraine
In February 2022, Russia invaded Ukraine. While we have limited exposure in Russia and Ukraine, we continue to monitor any broader impact to the global economy, including with respect to inflation, supply chains and fuel prices. The full impact of the conflict on our business and financial results remains uncertain and will depend on the severity and duration of the conflict and its impact on regional and global economic conditions.
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

Ongoing COVID-19 Pandemic
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 that began around December 2019 introduced significant volatility to the global health and economic environment, including millions of confirmed COVID-19 cases, business slowdowns or shutdowns, government challenges and market volatility throughout 2020 into 2022.
While the ongoing impact from the COVID-19 pandemic is beginning to moderate and business conditions ease, disruptions to supply chains, transportation efficiency, and availability of raw materials and labor continue to persist. The exact pace and timing of the economic recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy of vaccines, particularly against any newly emerging variants of COVID-19 and easing of quarantines among other factors. As the consequences of the pandemic and adverse impact to the global economy continue to evolve, the future adverse impact on our business and financial statements remains subject to significant uncertainty as of the date of this filing.
Results of Operations
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Total Company
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Successor	Predecessor	Change
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
			$	%
Net sales	$100,965	$87,121	$13,844	16%
Cost of goods sold	72,423	48,840	23,583	48%
Gross profit	28,542	38,281	(9,739)	(25%)
Operating expenses
Selling, general and administrative expense	22,614	18,284	4,330	24%
Amortization expense	13,802	13,293	509	4%
Founders advisory fees - related party	(20,465)	—	(20,465)	—%
Other operating expense	260	441	(181)	(41%)
Total operating expenses	16,211	32,018	(15,807)	(49%)
Operating income (loss)	12,331	6,263	6,068	97%
Other expense (income):
Interest expense, net	12,142	8,035	4,107	51%
(Gain) loss on contingent earn-out	(9,398)	2,763	(12,161)	(440%)
Unrealized foreign currency loss (gain)	3,156	(540)	3,696	(684%)
Other (income) expense, net	(200)	(44)	(156)	355%
Total other expense, net	5,700	10,214	(4,514)	(44%)
Income (loss) before income taxes	6,631	(3,951)	10,582	(268%)
Income tax benefit	592	103	489	475%
Net income (loss)	$7,223	$(3,848)	$11,071	(288%)
Net Sales. Net sales increased by $13.8 million for the three months ended June 30, 2022 compared to the same period in 2021. The growth in net sales was primarily due to $9.4 million higher sales generated by the Fire Safety segment. Within the Fire Safety segment, sales of fire retardants and fire suppressants contributed $6.9 million and $2.5 million to the increase, respectively. Fire retardant sales increased by $7.4 million in the Americas and $0.1 million in Asia Pacific offset by a $0.6 million decrease in Europe. Fire retardant sales in a given geography are generally driven by the severity of the fire season in that geography. Fire suppressant sales increased by $1.3 million in the Americas driven by higher foam systems and Class A foam sales, by $0.7 million in Europe primarily due to improved market share and geographic reach and by $0.5 million in Asia Pacific as a result of higher fluorine free foam concentrates sales. Net sales in the Specialty

Products segment increased by $4.4 million, of which $2.4 million was in the Americas and $2.0 million was in Europe. Specialty Product sales are primarily driven by changes in our relevant market share in each region; as well as the adoption of our P2S5 products in several new end markets and applications.
Cost of Goods Sold. Cost of goods sold increased by $23.6 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily as a result of a $23.9 million increase in the Fire Safety segment due to an increase of $18.0 million in amortization of inventory step-up related to the Business Combination, $4.5 million related to higher material and manufacturing costs and $1.4 million in increased labor and share-based compensation expense. The $0.3 million decrease in cost of goods sold in the Specialty Products segment was due to a $2.2 million decrease related to lower material and manufacturing costs offset by a $0.8 million increase in insurance costs, a $0.7 million increase in depreciation expense and a $0.4 million increase in lease expense.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $4.3 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by a $7.1 million increase in personnel related and share-based compensation expenses, a $1.7 million increase in insurance costs and a $1.3 million increase in logistics expenses offset by a $5.8 million decrease in accounting, legal and consulting expenses.
Founder advisory fees - related party. The reduction in founder advisory fees - related party of $20.5 million for the three months ended June 30, 2022 represents a decrease in the fair value of the liability-classified variable and fixed annual advisory amounts as of June 30, 2022, including a $15.4 million reduction relating to the decrease in the fair value of the variable annual advisory amount and a $5.1 million reduction relating to the decrease in the fair value of the fixed annual advisory amount. The variable annual advisory amount at the end of each reporting period is valued using a Monte Carlo simulation model and the fixed annual advisory amount is valued using the period end volume weighted average closing share price of our Ordinary Shares for ten consecutive trading days.
Interest Expense. Interest expense increased by $4.1 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to the $1.6 million of dividends on the 6.50% redeemable preferred shares of PSSA (“Redeemable Preferred Shares”), included in interest expense, and higher interest rates on outstanding debt compared to the same period in 2021.
(Gain) Loss on Contingent Earn-out. The contingent earn-out related to the purchase of LaderaTech changed by $12.2 million for the three months ended June 30, 2022 compared to the same period in 2021 due to a reduction in the fair value of the contingent consideration by $9.4 million in 2022 as a result of a change in the forecast of the product mix from an earn-out eligible fire retardant to a non earn-out eligible Company developed fire retardant compared to a $2.8 million increase in 2021 in the fair value of the contingent consideration.
Unrealized Foreign Currency Loss. Unrealized foreign currency loss increased by $3.7 million for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to unfavorable foreign currency rate changes, primarily in the Euro, during the three months ended June 30, 2022 compared to the same period in 2021.
Income Tax Benefit. Income tax benefit increased by $0.5 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Successor	Predecessor	Change
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
			$	%
Net sales	$158,723	$121,046	$37,677	31%
Cost of goods sold	117,050	73,814	43,236	59%
Gross profit	41,673	47,232	(5,559)	(12%)
Operating expenses
Selling, general and administrative expense	42,422	27,211	15,211	56%
Amortization expense	27,657	26,542	1,115	4%
Founders advisory fees - related party	(80,313)	—	(80,313)	—%
Other operating expense	456	753	(297)	(39%)
Total operating expenses	(9,778)	54,506	(64,284)	(118%)
Operating income (loss)	51,451	(7,274)	58,725	(807%)
Other expense (income):
Interest expense, net	22,638	15,886	6,752	43%
(Gain) loss on contingent earn-out	(9,398)	2,763	(12,161)	(440%)
Unrealized foreign currency loss	4,036	2,258	1,778	79%
Other (income) expense, net	(35)	(318)	283	(89%)
Total other expense, net	17,241	20,589	(3,348)	(16%)
Income (loss) before income taxes	34,210	(27,863)	62,073	(223%)
Income tax benefit	10,824	5,486	5,338	97%
Net income (loss)	$45,034	$(22,377)	$67,411	(301%)
Net Sales. Net sales increased by $37.7 million for the six months ended June 30, 2022 compared to the same period in 2021. Net sales in the Fire Safety segment increased by $20.3 million, with fire retardants and fire suppressants contributing $12.4 million and $7.9 million of the increase, respectively. Fire retardant sales increased by $10.7 million in the Americas and $2.5 million in Asia Pacific offset by a $0.8 million decrease in Europe. Fire retardant sales in a given geography are generally driven by the severity of the fire season in that geography. Fire suppressant sales increased by $2.1 million in the Americas driven by fluorine free foam concentrate and foam systems, $3.8 million in Europe due to improved market share and geographic reach and $2.0 million in Asia Pacific because of higher fluorine free concentrates sales. Net sales in the Specialty Products segment increased by $17.4 million, of which $11.0 million was in the Americas and $6.4 million was in Europe. Specialty Product sales are primarily driven by changes in our relevant market share in each region; as well as the adoption of our P2S5 products in several new end markets and applications.
Cost of Goods Sold. Cost of goods sold increased by $43.2 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily as a result of a $39.6 million increase in the Fire Safety segment due to an increase of $27.3 million in amortization of inventory step-up related to the Business Combination, $9.9 million related to higher material and manufacturing costs and $2.4 million in increased labor and share-based compensation expense. The $3.6 million increase in the Specialty Products segment was due to a $1.5 million increase in insurance costs, a $1.3 million increase in depreciation expense, a $0.5 million increase in lease expense and $0.3 million higher raw material and manufacturing costs.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $15.2 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by a $13.1 million increase in personnel related and share-based compensation expenses, a $3.3 million increase in insurance costs, a $2.6 million increase in logistics expenses, offset by a $3.8 million decrease in accounting, legal and consulting expenses.
Founder advisory fees - related party. The reduction in founder advisory fees - related party of $80.3 million for the six months ended June 30, 2022 represents a decrease in the fair value of the liability-classified variable and fixed annual advisory amounts as of June 30, 2022, including a $61.6 million reduction relating to the decrease in the fair value of the variable annual advisory amount and a $18.7 million reduction relating to the decrease in the fair value of the fixed annual advisory amount. The variable annual advisory amount at the end of each reporting period is valued using a Monte Carlo simulation model and the fixed annual advisory amount is valued using the period end volume weighted average closing share price of our Ordinary Shares for ten consecutive trading days.
Interest Expense. Interest expense increased by $6.8 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to $3.3 million of dividends on the 6.50% redeemable preferred shares of PSSA (“Redeemable Preferred Shares”), included in interest expense, and higher interest rates on outstanding debt compared to the same period in 2021.
(Gain) Loss on Contingent Earn-out. The contingent earn-out related to the purchase of LaderaTech changed by $12.2 million for the six months ended June 30, 2022 compared to the same period in 2021 due to a reduction in the fair value of the contingent consideration by $9.4 million in 2022 as a result of a change in the forecast of the product mix from an earn-out eligible fire retardant to a non earn-out eligible Company developed fire retardant compared to a $2.8 million increase in 2021 in the fair value of the contingent consideration.
Unrealized Foreign Currency Loss. Unrealized foreign currency loss increased by $1.8 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to unfavorable foreign currency rate changes, primarily in the Euro, during the six months ended June 30, 2022 compared to the same period in 2021.
Income Tax Benefit. Income tax benefit increased by $5.3 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Business Segments
We use segment net sales and segment adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), financial measures that are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), to evaluate our operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Adjusted EBITDA (in thousands):
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Successor		Predecessor
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$66,577	$34,388	$57,161	$29,960
Segment Adjusted EBITDA	$24,219	$11,463	$23,478	$7,667
Adjusted EBITDA for our Fire Safety segment during the three months ended June 30, 2022 increased by $0.7 million to $24.2 million. The increase was primarily due to higher sales offset by higher cost of goods sold and operating expenses.
Adjusted EBITDA for our Specialty Products segment during the three months ended June 30, 2022 increased by $3.8 million to $11.5 million. The increase was primarily due to higher sales and lower cost of goods sold offset by higher operating expenses.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Successor		Predecessor
	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$85,047	$73,676	$64,811	$56,235
Segment Adjusted EBITDA	$20,885	$26,774	$18,832	$15,423

Adjusted EBITDA for our Fire Safety segment during the six months ended June 30, 2022 increased by $2.1 million to $20.9 million. The increase was primarily due to higher sales offset by higher cost of goods sold and operating expenses.
Adjusted EBITDA for our Specialty Products segment during the six months ended June 30, 2022 increased by $11.4 million to $26.8 million. The increase was primarily due to higher sales offset by higher cost of goods sold and operating expenses.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly. As of June 30, 2022, our cash requirements, cash flows, indebtedness and available credit is discussed below.
We believe that our existing cash and cash equivalents of approximately $125.5 million as of June 30, 2022, net cash flows generated from operations and availability under the Revolving Credit Facility will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of June 30, 2022, we expect our remaining fiscal year 2022 capital expenditure budget of approximately $6.0 million will cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash provided by (used in):
Operating activities	$(89,351)	$(10,516)
Investing activities	(5,644)	(9,771)
Financing activities	(4,479)	1,692
Effect of foreign currency on cash and cash equivalents	(578)	158
Net change in cash and cash equivalents	$(100,052)	$(18,437)
Operating Activities
Cash used in operating activities increased by $78.8 million during the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a founders advisory fee payment of $53.5 million in 2022 and an increase in inventory of $22.0 million compared to 2021, due to preseason inventory build-up.
Investing Activities
Cash used in investing activities was $5.6 million and $9.8 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we purchased property and equipment of $4.0 million and paid an additional $1.7 million to SK Holdings upon finalization of the difference in estimated and actual working capital as of the Closing Date under the Business Combination Agreement. During the six months ended June 30, 2021, we purchased property and equipment of $3.5 million and paid $6.3 million in cash related to the acquisitions of PC Australasia Pty Ltd and Budenheim Iberica, S.L.U.
Financing Activities
Cash (used in) provided by financing activities was $(4.5) million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we repurchased outstanding Ordinary Shares for $5.0 million offset by $0.5 million in proceeds from exercise of warrants. During the six months ended June 30, 2021, the cash provided by financing activities reflects $4.5 million in net proceeds from revolving credit facility offset by $2.8 million in repayments on long-term debt.
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
As of June 30, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
On November 9, 2021, SK Intermediate II assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (“Senior Notes”) issued by EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc under an indenture dated as of October 22, 2021 (“Indenture”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year, commencing on April 30, 2022.
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

Share Repurchase Plan
On December 7, 2021, subject to the approval of the shareholders of the Company, the Company's board of directors (the “Board”) authorized a share repurchase plan (the “Share Repurchase Plan”). Under the Share Repurchase Plan, the Company is authorized to repurchase up to $100.0 million of its issued and outstanding Ordinary Shares at any time during the next 24 months or, if different, such other timeframe as approved by the shareholders of the Company. Until such time as the Share Repurchase Plan was approved by the shareholders of the Company, the Board authorized any subsidiary of the Company to take such actions necessary to purchase Ordinary Shares of the Company. Repurchases under the Share Repurchase Plan may be made, from time to time, in such quantities, in such manner and on such terms and conditions and at prices the Company deems appropriate. For the three and six months ended June 30, 2022, the Company repurchased 597,513 Ordinary Shares on behalf of a wholly-owned subsidiary. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
On July 21, 2022, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of shareholders approval at any time during the next five years.
Founder Advisory Agreement
Upon consummation of the Business Combination, the advisory agreement entered into on December 12, 2019 by EverArc (“Founder Advisory Agreement”) with EverArc Founders, LLC, a Delaware limited liability company (“EverArc Founder Entity”), which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri (“EverArc Founders”), pursuant to which the EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, is entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and the remainder in cash.
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
As of June 30, 2022, the Company used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $11.24. These approaches resulted in fair values of $277.3 million for the Variable Annual Advisory Amount and $159.0 million for the Fixed Annual Advisory Amount.
For additional information about the Founder Advisory Agreement, refer to Note 10, “Share-Based Compensation” and Note 12, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. As of June 30, 2022, the Company’s significant accounting policies and estimates are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2021 Annual Report filed on Form 10-K with the SEC on March 31, 2022. Significant estimates made by management in connection with the preparation of the accompanying unaudited condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the allowance for doubtful accounts, the fair value of financial assets and liabilities, stock options, founder advisory fees, contingent earn-out liability and realizability of deferred tax assets. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted LIBOR plus or base rate plus an applicable margin. At June 30, 2022, we had no borrowings outstanding under the Revolving Credit Facility. Our Senior Notes bear interest at a fixed rate and the fair value approximates the carrying value.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at June 30, 2022, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As described further in our 2021 Annual Report, PSSA’s principal executive officer and principal financial officer had concluded that as of December 31, 2021, the design and implementation of our disclosure controls and procedures were not effective, due to the existence of material weaknesses. These material weaknesses around control environment and control activities continued to exist at June 30, 2022. These material weaknesses include:
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
•We engaged outside resources to assist with the design and implementation of a system of risk-based internal controls that aligns to and is measured against the framework issued to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO 2013”).
Changes in Internal Control Over Financial Reporting
As of June 30, 2022, the Company is continuing to implement the remediation measures described in its 2021 Annual Report and is engaged in the process of the design and implementation of PSSA’s internal controls over financial reporting in a manner commensurate with the scale of PSSA’s operations post-Business Combination.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of share repurchases for the quarter ended June 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program (1)
April 1, 2022 - April 30, 2022	—	$—	—	$100,000,000
May 1, 2022 - May 31, 2022	597,513	$8.36	597,513	$95,004,428
June 1, 2022 - June 30, 2022	—	$—	—	$94,004,428
Total	597,513	$8.36	597,513
(1)On December 7, 2021, the Board authorized the Share Repurchase Plan. The Share Repurchase Plan allows the Company, which includes any subsidiary of the Company, to repurchase up to $100.0 million of its issued and outstanding Ordinary Shares at any time during the next 24 months or, if different, such other timeframe as approved by the shareholders of the Company. On July 21, 2022, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of shareholders approval at any time during the next five years.
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

Perimeter Solutions, SA

Date: August 5, 2022	By:	/s/ Edward Goldberg
Edward Goldberg
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Charles Kropp
Charles Kropp
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)