Form 10-Q
period 2022-09-30
Perimeter Solutions, SA
filed 2022-11-04
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, there were 157,261,470 ordinary shares, nominal value $1.00 per share, outstanding.

		Page
Cautionary Statement Regarding Forward-Looking Statements		3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
	1. Description of Business and Basis of Presentation	9
	2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements	10
	3. Business Acquisitions	12
	4. Balance Sheet Components	13
	5. Goodwill and Other Intangible Assets	14
	6. Long-Term Debt and Redeemable Preferred Shares	15
	7. Income Taxes	17
	8. Commitments and Contingencies	17
	9. Equity	18
	10. Share-Based Compensation and Employee Benefits	19
	11. Fair Value Measurements	20
	12. Related Parties	22
	13. Revenue Recognition	23
	14. Earnings Per Share	23
	15. Segment Information	24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38

SIGNATURES		39

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended September 30, 2022 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•our expectations regarding the impact of the COVID-19 (as defined below) pandemic on our business;
•our expectations regarding the impact of the conflict in Ukraine on our business;
•future financial performance, including any growth or expansion plans and opportunities;
•our ability to expand our Fire Safety segment;
•our beliefs regarding certain growth drivers in our Fire Safety segment;
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
•expectations concerning the markets in which we will operate in the coming years, overall economic conditions and disruptive weather events;
•expectations concerning repurchases of our ordinary shares under the Share Repurchase Plan (as defined below);
•our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity;
•our expectations regarding our status as an emerging growth company;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$166,256	$225,554
Accounts receivable, net	85,612	24,319
Inventories	120,467	110,087
Income tax receivable	655	816
Prepaid expenses and other current assets	4,876	14,161
Total current assets	377,866	374,937
Property, plant and equipment, net	57,187	62,247
Goodwill	1,019,387	1,041,325
Customer lists, net	715,829	753,459
Technology and patents, net	233,861	247,368
Tradenames, net	95,047	100,005
Other assets, net	1,877	2,219
Total assets	$2,501,054	$2,581,560
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,856	$27,469
Accrued expenses and other current liabilities	124,429	19,025
Founders advisory fees payable - related party	9,836	53,547
Deferred revenue	1,272	445
Total current liabilities	167,393	100,486
Long-term debt	664,986	664,128
Deferred income taxes	222,952	298,633
Founders advisory fees payable - related party	134,598	312,242
Redeemable preferred shares	100,263	96,867
Redeemable preferred shares - related party	3,245	3,699
Other non-current liabilities	8,951	22,195
Total liabilities	1,302,388	1,498,250
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 163,234,542 and 157,237,435 shares issued; 162,316,326 and 157,237,435 shares outstanding at September 30, 2022 and December 31, 2021, respectively	163,235	157,237
Treasury shares, at cost; 918,216 shares at September 30, 2022 and no shares at December 31, 2021	(7,572)	—
Additional paid-in capital	1,697,644	1,670,033
Accumulated other comprehensive loss	(41,561)	(7,135)
Accumulated deficit	(613,080)	(736,825)
Total shareholders’ equity	1,198,666	1,083,310
Total liabilities and shareholders’ equity	$2,501,054	$2,581,560
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net sales	$160,509	$195,414	$319,232	$316,460
Cost of goods sold	74,707	86,081	191,757	159,895
Gross profit	85,802	109,333	127,475	156,565
Operating expenses:
Selling, general and administrative expense	22,381	15,333	64,803	42,544
Amortization expense	13,738	13,276	41,395	39,818
Founders advisory fees - related party	(73,713)	—	(154,026)	—
Other operating expense	(51)	313	405	1,066
Total operating expenses	(37,645)	28,922	(47,423)	83,428
Operating income	123,447	80,411	174,898	73,137
Other expense (income):
Interest expense, net	9,944	8,065	32,582	23,951
(Gain) loss on contingent earn-out	(3,644)	—	(13,042)	2,763
Unrealized foreign currency loss	4,705	1,634	8,741	3,892
Other (income) expense, net	(785)	66	(820)	(252)
Total other expense, net	10,220	9,765	27,461	30,354
Income before income taxes	113,227	70,646	147,437	42,783
Income tax expense	(34,516)	(18,637)	(23,692)	(13,151)
Net income	78,711	52,009	123,745	29,632
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(18,181)	(2,020)	(34,426)	(2,424)
Total comprehensive income	$60,530	$49,989	$89,319	$27,208
Earnings per share:
Basic	$0.48	$0.98	$0.76	$0.56
Diluted	$0.45	$0.98	$0.70	$0.56
Weighted average number of ordinary shares outstanding:
Basic	162,635,592	53,045,510	161,943,492	53,045,510
Diluted	176,777,958	53,045,510	176,085,858	53,045,510
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Predecessor	Shares	Amount	Shares	Amount
Balance, December 31, 2020	53,045,510	$53,046	—	$—	$289,344	$(3,174)	$(47,794)	$291,422
Net loss	—	—	—	—	—	—	(18,529)	(18,529)
Other comprehensive loss	—	—	—	—	—	(966)	—	(966)
Balance, March 31, 2021	53,045,510	53,046	—	—	289,344	(4,140)	(66,323)	271,927
Net loss	—	—	—	—	—	—	(3,848)	(3,848)
Other comprehensive income	—	—	—	—	—	562	—	562
Balance, June 30, 2021	53,045,510	53,046	—	—	289,344	(3,578)	(70,171)	268,641
Net income	—	—	—	—	—	—	52,009	52,009
Other comprehensive loss	—	—	—	—	—	(2,020)	—	(2,020)
Balance, September 30, 2021	53,045,510	$53,046	—	$—	$289,344	$(5,598)	$(18,162)	$318,630

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Successor	Shares	Amount	Shares	Amount
Balance, December 31, 2021	157,237,435	$157,237	—	$—	$1,670,033	$(7,135)	$(736,825)	$1,083,310
Share-based compensation	—	—	—	—	5,724	—	—	5,724
Ordinary shares issued related to founders advisory fees - related party	5,952,992	5,954	—	—	7,829	—	—	13,783
Warrants exercised	44,115	44	—	—	485	—	—	529
Net income	—	—	—	—	—	—	37,811	37,811
Other comprehensive income	—	—	—	—	—	126	—	126
Balance, March 31, 2022	163,234,542	163,235	—	—	1,684,071	(7,009)	(699,014)	1,141,283
Share-based compensation	—	—	—	—	6,741	—	—	6,741
Ordinary shares repurchased	—	—	597,513	(5,008)	—	—	—	(5,008)
Net income	—	—	—	—	—	—	7,223	7,223
Other comprehensive loss	—	—	—	—	—	(16,371)	—	(16,371)
Balance, June 30, 2022	163,234,542	163,235	597,513	(5,008)	1,690,812	(23,380)	(691,791)	1,133,868
Share-based compensation	—	—	—	—	6,832	—	—	6,832
Ordinary shares repurchased	—	—	320,703	(2,564)	—	—	—	(2,564)
Net income	—	—	—	—	—	—	78,711	78,711
Other comprehensive loss	—	—	—	—	—	(18,181)	—	(18,181)
Balance, September 30, 2022	163,234,542	$163,235	918,216	$(7,572)	$1,697,644	$(41,561)	$(613,080)	$1,198,666
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$123,745	$29,632
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Founders advisory fees - related party (change in accounting fair value)	(154,026)	—
Depreciation and amortization expense	49,536	45,593
Interest and payment-in-kind on preferred shares	4,903	—
Share-based compensation	19,297	—
Deferred income taxes	(72,441)	(5,195)
Amortization of deferred financing costs	1,196	2,432
Amortization of acquisition related inventory step-up	27,973	—
(Gain) loss on contingent earn-out	(13,042)	2,763
Unrealized loss on foreign currency	8,741	3,892
Loss on disposal of assets	9	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(63,838)	(72,103)
Inventories	(40,759)	(5,554)
Prepaid expenses and other current assets	9,058	3,104
Other assets	—	346
Accounts payable	4,975	12,971
Deferred revenue	889	831
Income taxes payable, net	88,673	11,180
Accrued expenses and other current liabilities	15,547	2,725
Founders advisory fees - related party (cash settled)	(53,547)	—
Other liabilities	(73)	(200)
Net cash (used in) provided by operating activities	(43,184)	32,417
Cash flows from investing activities:
Purchase of property and equipment	(6,024)	(5,149)
Purchase price adjustment under Business Combination Agreement	(1,638)	—
Purchase of businesses, net of cash acquired	—	(7,464)
Net cash used in investing activities	(7,662)	(12,613)
Cash flows from financing activities:
Ordinary shares repurchased	(7,572)	—
Proceeds from exercise of warrants	529	—
Proceeds from revolving credit facility	—	19,500
Repayments of revolving credit facility	—	(19,500)
Repayments of long-term debt	—	(4,211)
Net cash used in financing activities	(7,043)	(4,211)
Effect of foreign currency on cash and cash equivalents	(1,409)	1,510
Net change in cash and cash equivalents	(59,298)	17,103
Cash and cash equivalents, beginning of period	225,554	22,478
Cash and cash equivalents, end of period	$166,256	$39,581
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,299	$21,502
Cash paid for income taxes	$7,588	$7,092
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$13,783	$—
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
Inflationary Cost Environment
During fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues. Perimeter is subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure. Interest payments for borrowings under the Company’s revolving credit facility are based on variable rates. As a result, an increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.
Ongoing COVID-19 Pandemic
The pandemic, caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 that began in December 2019, introduced significant volatility to the global health and economic environment, including millions of confirmed COVID-19 cases, business slowdowns or shutdowns, government challenges and market volatility throughout 2020 into 2022.
While the ongoing direct impact from the COVID-19 pandemic has subsided, disruptions to supply chains, transportation efficiency, and availability of raw materials and labor continue to persist. The exact pace and timing of the economic recovery remains uncertain and is expected to continue to be uneven depending on various factors. As the consequences of the pandemic and adverse impact to the global economy continue to evolve, the future adverse impact on the Company's business and financial statements remains subject to uncertainty as of the date of this filing.
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
As of September 30, 2022, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in its consolidated financial statements included in the Company’s 2021 Annual Report.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and issued subsequent amendments to the initial guidance within ASU 2019-04, ASU 2019-05 and ASU 2019-11. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The Company plans to adopt the new standard as of January 1, 2022 on its Form 10-K for the year ending December 31, 2022.
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
Predecessor
Magnum Acquisition
On July 1, 2021, the Company used cash provided by operations to purchase all of the assets of Magnum Fire & Safety Systems ("Magnum"). The asset purchase agreement provided for approximately $1.2 million in cash to be paid at closing. The Magnum acquisition expands the Company’s access to new markets and is expected to result in additional revenue in firefighting foam equipment and systems within the Fire Safety segment. The Company has performed a purchase price allocation, where the Company allocated $1.2 million to goodwill in the predecessor entity. Individual assets and liabilities included within the balance sheet were not material.
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
For segment reporting purposes, the results of operations and assets from the above predecessor acquisitions have been included in the Company’s Fire Safety segment since the acquisition dates. For the three and nine months ended

September 30, 2021, sales, earnings related to the operations consisting of the assets and liabilities and direct costs related to Magnum, PC Australasia and Budenheim were not material. Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to the Company’s results of operations or financial position.
4. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	September 30, 2022	December 31, 2021
Inventory:
Raw materials and manufacturing supplies	$52,013	$34,008
Work in process	204	213
Finished goods	68,250	75,866
Total inventory	$120,467	$110,087

Prepaid Expenses and Other Current Assets:
Advance to vendors	$22	$2,984
Prepaid insurance	1,099	8,441
Prepaid value-added taxes	2,518	1,202
Other	1,237	1,534
Total prepaid expenses and other current assets	$4,876	$14,161

Property, Plant and Equipment:
Buildings	$3,836	$4,021
Leasehold improvements	2,041	2,301
Furniture and fixtures	336	558
Machinery and equipment	51,680	50,177
Vehicles	4,097	4,579
Construction in progress	4,493	1,983
Total property, plant and equipment, gross	66,483	63,619
Less: Accumulated depreciation	(9,296)	(1,372)
Total property, plant and equipment, net	$57,187	$62,247

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$3,161	$7,728
Accrued salaries	2,274	900
Accrued employee benefits	917	591
Accrued interest	16,019	5,341
Accrued purchases	6,870	1,930
Accrued taxes	91,783	355
Other	3,405	2,180
Total accrued expenses and other current liabilities	$124,429	$19,025

Other Non-Current Liabilities:
LaderaTech contingent earn-out	$6,937	$19,979
Other	2,014	2,216
Total other non-current liabilities	$8,951	$22,195

Depreciation expense related to property, plant and equipment was $2.7 million and $8.1 million for the three and nine months ended September 30, 2022, respectively, and $1.9 million and $5.4 million for the three and nine months ended September 30, 2021, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The Company had an allowance for doubtful accounts, included in accounts receivable, net of $0.8 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2021	$867,807	$173,518	$1,041,325
Purchase price adjustment under Business Combination Agreement	1,638	—	1,638
Foreign currency translation	(17,571)	(6,005)	(23,576)
Balance, September 30, 2022	$851,874	$167,513	$1,019,387
Intangible assets and related accumulated amortization as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Technology and patents	20	$250,000	$(5,058)	$(11,081)	$233,861
Customer lists	20	761,000	(11,342)	(33,829)	715,829
Tradenames	20	101,000	(1,463)	(4,490)	95,047
Balance, September 30, 2022		$1,112,000	$(17,863)	$(49,400)	$1,044,737

	December 31, 2021
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Technology and patents	20	$250,000	$(836)	$(1,796)	$247,368
Customer lists	20	761,000	(2,059)	(5,482)	753,459
Tradenames	20	101,000	(268)	(727)	100,005
Balance, December 31, 2021		$1,112,000	$(3,163)	$(8,005)	$1,100,832
Amortization expense for definite-lived intangible assets was $13.7 million and $41.4 million for the three and nine months ended September 30, 2022, respectively, and $13.3 million and $39.8 million for the three and nine months ended September 30, 2021, respectively.

Estimated annual amortization expense of intangible assets for the next five years ended December 31 and thereafter is as follows (in thousands):

2022 remaining	$13,900
2023	55,600
2024	55,600
2025	55,600
2026	55,600
Thereafter	808,437
Total	$1,044,737
6. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(10,014)	(10,872)
Long-term debt	$664,986	$664,128
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
As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.

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
Deferred financing costs incurred in connection with securing the Senior Notes were $11.0 million, which were capitalized and are amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets.
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
The Company, under its articles of association (the “Articles”) is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability in the accompanying unaudited condensed consolidated balance sheets, and $1.6 million and $4.9 million of dividends on these Redeemable Preferred Shares for the three and nine months ended September 30, 2022, respectively, is recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). At September 30, 2022, $3.5 million of preferred dividends were in arrears.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and is senior to the Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At September 30, 2022, the redemption price was $103.5 million.
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
7. INCOME TAXES
The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate was 30.48% and 16.07% for the three and nine months ended September 30, 2022, respectively, and 26.39% and 30.74% for the three and nine months ended September 30, 2021, respectively. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to be benefited in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, non-taxable gain on contingent earn-out, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of September 30, 2022 and 2021 primarily relates to net operating loss that, in the judgment of the Company, are not more likely than not to be realized.
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. The Company did not have any uncertain tax benefits as of September 30, 2022 and 2021. As of September 30, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in Luxembourg, U.S. federal and state jurisdictions, and other foreign jurisdictions. As of September 30, 2022, tax years 2018 through 2020 are subject to examination by the tax authorities in the U.S. The Alberta, Canada audit concluded as of January 12, 2022 and no material adjustments were identified.
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
Commitments
The Company has a supply agreement to purchase elemental phosphorus (“P4”) from a supplier through 2023. The contract price is tied to the contract year cost times a multiplier, subject to a market-driven benchmark price adjustment, which is generally settled once per year. The Company did not purchase the anticipated minimum pounds of P4 for the three and nine months ended September 30, 2022 and 2021. However, the Company has no obligation to record a liability, as there is no financial penalty owed to the vendor. Costs incurred under this supply agreement were $9.6 million and $34.0 million for the three and nine months ended September 30, 2022, respectively, and $9.7 million and $26.9 million for the three and nine months ended September 30, 2021, respectively.

Leases
The Company leases facilities and other machinery and equipment under long-term noncancelable operating leases through August 14, 2037. As of September 30, 2022, the future minimum rental payments required by the long-term noncancelable operating leases are as follows (in thousands):

Amount
Remainder of 2022	$1,117
2023	4,401
2024	3,669
2025	3,268
2026	3,083
Thereafter	3,873
Total	$19,411
Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases was $1.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, of which $1.0 million and $3.2 million, respectively, was presented in cost of goods sold and $0.2 million and $0.5 million, respectively, was presented in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Rent expense for operating leases was $0.5 million and $2.3 million for the three and nine months ended September 30, 2021, respectively, of which $0.3 million and $1.9 million, respectively, was presented in cost of goods sold and $0.2 million and $0.4 million, respectively, was presented in selling, general, and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
On December 7, 2021, subject to the approval of the shareholders of the Company, the Company's board of directors (the “Board”) authorized a share repurchase plan (the “Share Repurchase Plan”). Under the Share Repurchase Plan, the Company is authorized to repurchase up to $100.0 million of its issued and outstanding Ordinary Shares at any time during the next 24 months or, if different, such other timeframe as approved by the shareholders of the Company. Until such time as the Share Repurchase Plan was approved by the shareholders of the Company, the Board authorized any subsidiary of the Company to take such actions necessary to purchase Ordinary Shares of the Company. Repurchases under the Share Repurchase Plan may be made, from time to time, in such quantities, in such manner and on such terms and conditions and at prices the Company deems appropriate. On July 21, 2022, subject to certain limits, the shareholders’ of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years. On November 3, 2022, the Board approved the repurchase of up to $100.0 million of the Company's ordinary shares during the next 24 months. The Company repurchased 320,703 and 918,216 Ordinary Shares for the three and nine months ended September 30, 2022, respectively, of which 597,513 Ordinary Shares were repurchased on behalf of a wholly-owned subsidiary. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
During the period from October 1, 2022 to November 1, 2022, the Company repurchased approximately 5,054,856 of its Ordinary Shares at an average price per share of approximately $7.55.
As of September 30, 2022, there were 162,316,326 Ordinary Shares, 33,843,440 warrants and 10,000,000 Redeemable Preferred Shares outstanding.

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
The table below summarizes the performance-based non-qualified stock options (“PBNQSO”) activity for the nine months ended September 30, 2022:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,763,754	$10.04
Granted	2,579,167	$8.87
Exercised	—	$—
Forfeited	(943,750)	$10.09
Outstanding at September 30, 2022	10,399,171	$9.75	9.23	$—
Options vested and exercisable	32,813	$10.00
The weighted-average assumptions used to fair value the PBNQSO on the grant date using the Black-Scholes option-pricing model were as follows:

2022
Dividend yield	—%
Risk-free interest rate	1.71% to 3.11%
Expected volatility	39.04% to 43.00%
Expected term (years)	6.50
Weighted average exercise price of options granted	$8.87
Weighted average fair value of options granted	$4.04
Non-cash share-based compensation expense recognized by the Company for the three and nine months ended September 30, 2022 was $6.8 million and $19.3 million, respectively. Compensation expense is recognized based upon probability assessments of PBNQSOs that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2022, there was approximately $35.5 million of total unrecognized compensation expense related to non-vested PBNQSOs expected to vest, which is expected to be recognized over a weighted-average period of 2.1 years.
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
As of September 30, 2022, the fair value of the Variable Annual Advisory Amount was determined to be $170.8 million using a Monte Carlo simulation model and the fair value of the Fixed Annual Advisory Amount was calculated to be $118.0 million based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $8.35.
For the three and nine months ended September 30, 2022, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $73.7 million and $154.0 million, respectively.
11. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Redeemable Preferred Shares also approximates fair value. At September 30, 2022 and December 31, 2021, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $550.1 million and $675.0 million, respectively.
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

Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements Using:
September 30, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$59,013	$—	$85,421	$144,434
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	6,937	6,937
Total liabilities	$59,013	$—	$92,358	$151,371

December 31, 2021
Liabilities:
Founders advisory fees payable - related party	$114,276	$—	$251,513	$365,789
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	19,979	19,979
Total liabilities	$114,276	$—	$271,492	$385,768
At September 30, 2022 and December 31, 2021, the fair value of the contingent earn-out related to the May 2020 purchase of LaderaTech, Inc. (“LaderaTech”) is measured on a recurring basis using Level 3 fair value inputs. The earn-out is based on 20% of gross profits upon achieving a revenue threshold exceeding $5.0 million through December 31, 2026 and is valued using a Monte Carlo simulation model. As of September 30, 2022, the fair value of the contingent earn-out decreased primarily due to a change in the forecast of the product mix from an earn-out eligible fire retardant to a non earn-out eligible Company developed fire retardant. Significant changes in the projected revenue, projected gross margin, or discount rate would have a material impact on the fair value of the contingent consideration.
See Note 10, “Share-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable - related party.
Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Successor
Fair value, beginning of period	$138,637	$10,581	$251,513	$19,979
Settlements	—	—	(40,776)	—
Reclassification from liability to equity	—	—	(10,495)	—
Founders advisory fees - related party, change in fair value	(53,216)	—	(114,821)	—
Gain on contingent earn-out, change in fair value	—	(3,644)	—	(13,042)
Fair value, end of period	$85,421	$6,937	$85,421	$6,937

	LaderaTech Contingent Earn-out
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Predecessor
Fair value, beginning of period	$22,579	$19,816
Loss on contingent earn-out, change in fair value	—	2,763
Fair value, end of period	$22,579	$22,579
The fair value of the LaderaTech contingent earn-out as of September 30, 2021 also included a contingency payment for the acquired technology being listed on the USDA Forest Service’s Qualified Product List (“QPL”). The QPL payment was also measured on a recurring basis using Level 3 fair value inputs and was valued using a scenario-based method with inputs based upon the probability and timing of achieving the QPL listing. The Company made the QPL payment of $3.0 million in the fourth quarter of 2021. As of September 30, 2021, the contingent earn-out had an estimated fair value of $19.6 million and the QPL was valued at $3.0 million.
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
As of September 30, 2022, the Company used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $8.35. These approaches resulted in fair values of $170.8 million for the Variable Annual Advisory Amount and $118.0 million for the Fixed Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period. For the three and nine months ended September 30, 2022, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $73.7 million and $154.0 million, respectively, primarily due to the decrease in stock price.

The Company continues to have a purchase and sales agreement with the former owners of the original Invictus business (the “Sellers”) for specific raw materials. During the three and nine months ended September 30, 2022, the Company purchased $0.5 million and $1.4 million, respectively, from the Sellers in the ordinary course of business. Additionally, during the three and nine months ended September 30, 2022, the Company sold raw materials at cost of $1.7 million and $9.7 million, respectively, to the Sellers and paid $0.1 million and $0.3 million, respectively, to lease real property from the sellers of First Response Fire Rescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC (collectively, “Ironman”).

Predecessor
During the three and nine months ended September 30, 2021, the Company purchased $0.1 million and $0.6 million, respectively, from the Sellers in the ordinary course of business. Additionally, during the three and nine months ended September 30, 2021, the Company sold raw materials at cost of $2.8 million and $6.3 million, respectively, to the Sellers. Sales of raw materials are recorded net as “the agent” since the Company does not have the following: a) primary responsibility for fulfilling the promise to provide the specified good, b) inventory risk before the specified good is transferred to the customer, or c) discretion in establishing the prices for the specified good. This related party transaction is not at arm’s length.
SK Capital Partners IV-A, L.P. and SK Capital Partners IV-B, L.P. (collectively, the “Sponsor”) provided board oversight, operational and strategic support, and assistance with business development in return for a quarterly management fee. For the three and nine months ended September 30, 2021 total management consulting fees and expenses were $0.3 million and $0.9 million, respectively, and are presented in other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The Company entered into multiple lease arrangements for real property with the sellers of Ironman in 2020 that the Company continues to occupy post-acquisition. During the three and nine months ended September 30, 2021, the Company paid $0.1 million and $0.3 million, respectively, in rent and related expenses.
13. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues from products	$139,941	$173,364	$292,603	$290,935
Revenues from services	20,126	21,462	24,116	24,630
Other revenues	442	588	2,513	895
Total net sales	$160,509	$195,414	$319,232	$316,460
14. EARNINGS PER SHARE
Basic earnings per share represents income available to ordinary shareholders divided by the weighted average number of Ordinary Shares outstanding during the reported period. Diluted earnings per share is based upon the weighted-average number of Ordinary Shares outstanding during the period plus additional weighted-average potentially dilutive Ordinary Share equivalents during the period when the effect is dilutive.

Basic and diluted weighted average shares outstanding and earnings per share were as follows (in thousands, except share and per share data):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net income	$78,711	$52,009	$123,745	$29,632

Weighted-average shares outstanding:
Weighted average shares used in computing earnings per share, basic	162,635,592	53,045,510	161,943,492	53,045,510
Founders advisory fees	14,142,366	—	14,142,366	—
Weighted average shares used in computing earnings per share, diluted	176,777,958	53,045,510	176,085,858	53,045,510

Basic earnings per share	$0.48	$0.98	$0.76	$0.56

Diluted earnings per share	$0.45	$0.98	$0.70	$0.56
As of September 30, 2022, 10.4 million PBNQSOs and 15.3 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.
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

Information related to net sales and Adjusted EBITDA for the Company’s operations are summarized below (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net sales:
Fire safety	$121,963	$172,445	$207,010	$237,256
Specialty products	38,546	22,969	112,222	79,204
Total	$160,509	$195,414	$319,232	$316,460

Adjusted EBITDA:
Fire safety	$60,363	$97,854	$81,248	$116,680
Specialty products	15,264	2,496	42,038	17,919
Total segment Adjusted EBITDA	75,627	100,350	123,286	134,599
Less:
Depreciation and amortization	16,450	15,212	49,536	45,593
Interest and financing expense	9,944	8,065	32,582	23,951
Founders advisory fees - related party	(73,713)	—	(154,026)	—
Non-recurring expenses	1,168	3,855	4,788	12,805
Share-based compensation expense	6,832	—	19,297	—
Non-cash purchase accounting impact	658	—	27,973	—
(Gain) loss on contingent earn-out	(3,644)	—	(13,042)	2,763
Management fees	—	313	—	937
Contingent future payments	—	625	—	1,875
Unrealized foreign currency loss	4,705	1,634	8,741	3,892
Income before income taxes	$113,227	$70,646	$147,437	$42,783

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2022 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2021 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
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
We are also attempting to grow our fire prevention and protection business, which is primarily focused on high hazard industries like electrical utilities, railroads and transportation agencies. Fire prevention products can be used to prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas. Treating these areas ahead of the fire season can potentially stop ignitions from equipment failures or sparks. Our new Phos-Chek Fortify products, applied before or early in the fire season, may provide protection all season. In addition, Phos-Chek Fortify can proactively be applied to protect high value assets and critical infrastructure from the danger of wildfire.
We expect these trends to continue and drive growth in demand for fire retardant products. We have invested and intend to continue investing in the expansion of our fire safety business through acquisitions in order to further grow our global customer base. Acquisitions for all periods presented are described in Note 3, “Business Acquisitions,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Inflationary Cost Environment
During fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues. We are subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, we continue to take actions with our customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, we cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure. Interest payments for borrowings under our revolving credit facility are based on variable rates. As a result, an increase in interest rates may reduce our cash flow available for other corporate purposes.
Ongoing COVID-19 Pandemic
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 that began in December 2019 introduced significant volatility to the global health and economic environment, including millions of confirmed COVID-19 cases, business slowdowns or shutdowns, government challenges and market volatility throughout 2020 into 2022.
While the ongoing impact from the COVID-19 pandemic has subsided, disruptions to supply chains, transportation efficiency, and availability of raw materials and labor continue to persist. The exact pace and timing of the economic recovery remains uncertain and is expected to continue to be uneven depending on various factors. As the consequences of the pandemic and adverse impact to the global economy continue to evolve, the future adverse impact on our business and financial statements remains subject to uncertainty as of the date of this filing.
Results of Operations
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Total Company
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Successor	Predecessor	Change
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
			$	%
Net sales	$160,509	$195,414	$(34,905)	(18%)
Cost of goods sold	74,707	86,081	(11,374)	(13%)
Gross profit	85,802	109,333	(23,531)	(22%)
Operating expenses
Selling, general and administrative expense	22,381	15,333	7,048	46%
Amortization expense	13,738	13,276	462	3%
Founders advisory fees - related party	(73,713)	—	(73,713)	—%
Other operating expense	(51)	313	(364)	(116%)
Total operating expenses	(37,645)	28,922	(66,567)	(230%)
Operating income	123,447	80,411	43,036	54%
Other expense (income):
Interest expense, net	9,944	8,065	1,879	23%
Gain on contingent earn-out	(3,644)	—	(3,644)	—%
Unrealized foreign currency loss	4,705	1,634	3,071	188%
Other (income) expense, net	(785)	66	(851)	(1289%)
Total other expense, net	10,220	9,765	455	5%
Income before income taxes	113,227	70,646	42,581	60%
Income tax expense	(34,516)	(18,637)	(15,879)	85%
Net income	$78,711	$52,009	$26,702	51%
Net Sales. Net sales decreased by $34.9 million for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in net sales was primarily due to $50.5 million lower sales generated by the Fire Safety segment. Within the Fire Safety segment, sales of fire retardants and fire suppressants decreased by $48.9 million and $1.6 million, respectively. Fire retardant sales decreased by $50.8 million in the Americas due to a mild fire season offset by a $1.9 million increase in Europe. Fire retardant sales in a given geography are generally driven by the severity of the fire season in that geography. Fire suppressant sales decreased by $2.3 million in Europe primarily due to lower Class B foam concentrate sales offset by a $0.7 million increase in Asia Pacific as a result of higher fluorine free foam concentrates sales in Australia along with increased shipments to Asia. Fire suppressant sales in the Americas were unchanged between periods. Net sales in the Specialty Products segment increased by $15.6 million, of which $13.4 million was in the Americas and $2.2 million was in Europe. Specialty Product sales are primarily driven by changes in our relevant market share in each region; as well as the adoption of our P2S5 products in several new end markets and applications.
Cost of Goods Sold. Cost of goods sold decreased by $11.4 million for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily as a result of a $13.2 million decrease in the Fire Safety segment due to lower material and manufacturing costs of $14.3 million offset by an increase of $0.7 million in the amortization of inventory step-up related to the Business Combination and increased labor and share-based compensation expense of $0.4 million. The $1.8 million increase in cost of goods sold in the Specialty Products segment was due to a $0.8 million increase in insurance costs, a $0.6 million increase in depreciation expense and a $0.4 million increase related to higher material and manufacturing costs.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $7.0 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by a $6.6 million increase in personnel related and share-based compensation expenses, a $1.6 million increase in insurance costs and a $1.5 million increase in logistics expenses offset by a $2.7 million decrease in accounting, legal, consulting and other administrative expenses.
Founder advisory fees - related party. The reduction in founder advisory fees - related party of $73.7 million for the three months ended September 30, 2022 represents a decrease in the fair value of the liability-classified variable and fixed annual advisory amounts as of September 30, 2022. The fair value of the variable annual advisory amount decreased by $53.2 million and the fair value of the fixed annual advisory amount decreased by $20.5 million. The variable annual advisory amount at the end of each reporting period is valued using a Monte Carlo simulation model and the fixed annual advisory amount is valued using the period end volume weighted average closing share price of our Ordinary Shares for ten consecutive trading days.
Interest Expense. Interest expense increased by $1.9 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to the $1.6 million of dividends on the 6.50% redeemable preferred shares of PSSA (“Redeemable Preferred Shares”), included in interest expense, and higher interest rates on outstanding debt compared to the same period in 2021.
Gain on Contingent Earn-out. The contingent earn-out related to the purchase of LaderaTech changed by $3.6 million for the three months ended September 30, 2022 compared to the same period in 2021 due to a reduction in the fair value of the contingent consideration by $3.6 million in 2022 as a result of a change in the forecast of the product mix from an earn-out eligible fire retardant to a non earn-out eligible Company developed fire retardant. There was no change in the fair value of the contingent consideration for the three months ended September 30, 2021.
Unrealized Foreign Currency Loss. Unrealized foreign currency loss increased by $3.1 million for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to unfavorable foreign currency rate changes, primarily in the Euro, during the three months ended September 30, 2022 compared to the same period in 2021.
Income Tax Expense. Income tax expense increased by $15.9 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation, non-taxable gain on contingent earn-out and accrued withholding taxes on the annualized effective tax rate.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Successor	Predecessor	Change
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
			$	%
Net sales	$319,232	$316,460	$2,772	1%
Cost of goods sold	191,757	159,895	31,862	20%
Gross profit	127,475	156,565	(29,090)	(19%)
Operating expenses
Selling, general and administrative expense	64,803	42,544	22,259	52%
Amortization expense	41,395	39,818	1,577	4%
Founders advisory fees - related party	(154,026)	—	(154,026)	—%
Other operating expense	405	1,066	(661)	(62%)
Total operating expenses	(47,423)	83,428	(130,851)	(157%)
Operating income	174,898	73,137	101,761	139%
Other expense (income):
Interest expense, net	32,582	23,951	8,631	36%
(Gain) loss on contingent earn-out	(13,042)	2,763	(15,805)	(572%)
Unrealized foreign currency loss	8,741	3,892	4,849	125%
Other income, net	(820)	(252)	(568)	225%
Total other expense, net	27,461	30,354	(2,893)	(10%)
Income before income taxes	147,437	42,783	104,654	245%
Income tax expense	(23,692)	(13,151)	(10,541)	80%
Net income	$123,745	$29,632	$94,113	318%
Net Sales. Net sales increased by $2.8 million for the nine months ended September 30, 2022 compared to the same period in 2021. Net sales in the Fire Safety segment decreased by $30.2 million, representing lower fire retardant sales of $36.5 million offset by a $6.3 million increase in fire suppressant sales. Fire retardant sales decreased by $40.2 million in the Americas due to a mild fire season offset by increases of $2.5 million in Asia Pacific and $1.2 million in Europe. Fire retardant sales in a given geography are generally driven by the severity of the fire season in that geography. Fire suppressant sales increased by $2.7 million in Asia Pacific because of higher fluorine free concentrates sales in Australia along with increased shipments to Asia, $2.1 million in the Americas driven by fluorine free foam concentrate and foam systems and $1.5 million in Europe due to improved market share and geographic reach. Net sales in the Specialty Products segment increased by $33.0 million, of which $24.4 million was in the Americas and $8.6 million was in Europe. Specialty Product sales are primarily driven by changes in our relevant market share in each region; as well as the adoption of our P2S5 products in several new end markets and applications.
Cost of Goods Sold. Cost of goods sold increased by $31.9 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily as a result of a $26.4 million increase in the Fire Safety segment due to an increase of $28.0 million in amortization of inventory step-up related to the Business Combination and $2.8 million in increased labor and share-based compensation expense offset by $4.4 million in lower material and manufacturing costs. The $5.5 million increase in the Specialty Products segment was due to a $2.4 million increase in insurance costs, a $1.9 million increase in depreciation expense, a $0.6 million increase in lease expense and $0.8 million higher raw material and manufacturing costs offset by a $0.2 million decrease in other manufacturing related expenses.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $22.3 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by a $19.2 million increase in personnel related and share-based compensation expenses, a $4.9 million increase in insurance costs, a $4.1 million increase in logistics expenses, offset by a $5.9 million decrease in accounting, legal, consulting and other administrative expenses.
Founder advisory fees - related party. The reduction in founder advisory fees - related party of $154.0 million for the nine months ended September 30, 2022 represents a decrease in the fair value of the liability-classified variable and fixed annual advisory amounts as of September 30, 2022. The fair value of the variable annual advisory amount decreased by $114.8 million and the fair value of the fixed annual advisory amount decreased by $39.2 million. The variable annual advisory amount at the end of each reporting period is valued using a Monte Carlo simulation model and the fixed annual advisory amount is valued using the period end volume weighted average closing share price of our Ordinary Shares for ten consecutive trading days.
Interest Expense. Interest expense increased by $8.6 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to $4.9 million of dividends on the 6.50% redeemable preferred shares of PSSA (“Redeemable Preferred Shares”), included in interest expense, and higher interest rates on outstanding debt compared to the same period in 2021.
(Gain) Loss on Contingent Earn-out. The contingent earn-out related to the purchase of LaderaTech changed by $15.8 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to a reduction in the fair value of the contingent consideration by $13.0 million in 2022 as a result of a change in the forecast of the product mix from an earn-out eligible fire retardant to a non earn-out eligible Company developed fire retardant compared to a $2.8 million increase in 2021 in the fair value of the contingent consideration.
Unrealized Foreign Currency Loss. Unrealized foreign currency loss increased by $4.8 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to unfavorable foreign currency rate changes, primarily in the Euro, during the nine months ended September 30, 2022 compared to the same period in 2021.
Income Tax Expense. Income tax expense increased by $10.5 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation, non-taxable gain on contingent earn-out and accrued withholding taxes on the annualized effective tax rate.
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
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Successor		Predecessor
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$121,963	$38,546	$172,445	$22,969
Segment Adjusted EBITDA	$60,363	$15,264	$97,854	$2,496
Adjusted EBITDA for our Fire Safety segment during the three months ended September 30, 2022 decreased by $37.5 million to $60.4 million. The decrease was primarily due to lower sales as a result of a mild fire season and higher operating expenses offset by lower cost of goods sold.
Adjusted EBITDA for our Specialty Products segment during the three months ended September 30, 2022 increased by $12.8 million to $15.3 million. The increase was primarily due to higher sales offset by higher cost of goods sold and operating expenses.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Successor		Predecessor
	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$207,010	$112,222	$237,256	$79,204
Segment Adjusted EBITDA	$81,248	$42,038	$116,680	$17,919

Adjusted EBITDA for our Fire Safety segment during the nine months ended September 30, 2022 decreased by $35.4 million to $81.2 million. The decrease was primarily due to lower sales as a result of a mild fire season and higher operating expenses offset by lower cost of goods sold.
Adjusted EBITDA for our Specialty Products segment during the nine months ended September 30, 2022 increased by $24.1 million to $42.0 million. The increase was primarily due to higher sales offset by higher cost of goods sold and operating expenses.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly. As of September 30, 2022, our cash requirements, cash flows, indebtedness and available credit is discussed below.
We believe that our existing cash and cash equivalents of approximately $166.3 million as of September 30, 2022, net cash flows generated from operations and availability under the Revolving Credit Facility will be sufficient to meet our current capital expenditures, working capital, founders advisory fee payments and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of September 30, 2022, we expect our remaining fiscal year 2022 capital expenditure budget of approximately $4.0 million will cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash provided by (used in):
Operating activities	$(43,184)	$32,417
Investing activities	(7,662)	(12,613)
Financing activities	(7,043)	(4,211)
Effect of foreign currency on cash and cash equivalents	(1,409)	1,510
Net change in cash and cash equivalents	$(59,298)	$17,103
Operating Activities
Cash (used in) provided by operating activities was $(43.2) million and $32.4 million during the nine months ended September 30, 2022 and 2021, respectively. The change was primarily due to a founders advisory fee payment of $53.5 million in 2022 and an increase in inventory of $35.2 million compared to 2021 due to a mild fire season in 2022 offset by a reduction in accounts receivable of $8.3 million compared to 2021 also due to a mild fire season in 2022.
Investing Activities
Cash used in investing activities was $7.7 million and $12.6 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we purchased property and equipment of $6.0 million and paid an additional $1.6 million to SK Holdings upon finalization of the difference in estimated and actual working capital as of the Closing Date under the Business Combination Agreement. During the nine months ended

September 30, 2021, we purchased property and equipment of $5.1 million and paid $7.5 million in cash related to the acquisitions of Magnum Fire & Safety Systems, PC Australasia Pty Ltd and Budenheim Iberica, S.L.U.
Financing Activities
Cash used in financing activities was $7.0 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we repurchased outstanding Ordinary Shares for $7.6 million offset by $0.5 million in proceeds from exercise of warrants. During the nine months ended September 30, 2021, the cash used in financing activities includes $4.2 million in repayments on long-term debt and $19.5 million in repayments on the revolving credit facility offset by $19.5 million in proceeds from the revolving credit facility.
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
As of September 30, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
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

Share Repurchase Plan
On December 7, 2021, subject to the approval of the shareholders of the Company, the Company's board of directors (the “Board”) authorized a share repurchase plan (the “Share Repurchase Plan”). Under the Share Repurchase Plan, the Company is authorized to repurchase up to $100.0 million of its issued and outstanding Ordinary Shares at any time during the next 24 months or, if different, such other timeframe as approved by the shareholders of the Company. Until such time as the Share Repurchase Plan was approved by the shareholders of the Company, the Board authorized any subsidiary of the Company to take such actions necessary to purchase Ordinary Shares of the Company. Repurchases under the Share Repurchase Plan may be made, from time to time, in such quantities, in such manner and on such terms and conditions and at prices the Company deems appropriate. On July 21, 2022, subject to certain limits, the shareholders’ of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years. The Company repurchased 320,703 and 918,216 Ordinary Shares for the three and nine months ended September 30, 2022, respectively, of which 597,513 Ordinary Shares were repurchased on behalf of a wholly-owned subsidiary. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
During the period from October 1, 2022 to November 1, 2022, the Company repurchased approximately 5,054,856 of its Ordinary Shares at an average price per share of approximately $7.55.
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
As of September 30, 2022, the Company used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $8.35. These approaches resulted in fair values of $170.8 million for the Variable Annual Advisory Amount and $118.0 million for the Fixed Annual Advisory Amount.
For additional information about the Founder Advisory Agreement, refer to Note 10, “Share-Based Compensation” and Note 12, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. As of September 30, 2022, the Company’s significant accounting policies and estimates are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2021 Annual Report filed on Form 10-K with the SEC on March 31, 2022.

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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted LIBOR plus or base rate plus an applicable margin. At September 30, 2022, we had no borrowings outstanding under the Revolving Credit Facility.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at September 30, 2022, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As described further in our 2021 Annual Report, PSSA’s principal executive officer and principal financial officer had concluded that as of December 31, 2021, the design and implementation of our disclosure controls and procedures were not effective, due to the existence of material weaknesses. These material weaknesses around control environment and control activities continued to exist at September 30, 2022. These material weaknesses include:
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
Changes in Internal Control Over Financial Reporting
As of September 30, 2022, the Company is continuing to implement the remediation measures described in its 2021 Annual Report and is engaged in the process of the design and implementation of PSSA’s internal controls over financial reporting in a manner commensurate with the scale of PSSA’s operations post-Business Combination.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of Ordinary Share repurchases for the quarter ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program (1)
July 1, 2022 - July 31, 2022	—	$—	—	40,061,744
August 1, 2022 - August 31, 2022	—	$—	—	40,061,744
September 1, 2022 - September 30, 2022	320,703	$7.97	320,703	39,741,041
Total	320,703	$7.97	320,703
(1)On December 7, 2021, the Board authorized the Share Repurchase Plan. The Share Repurchase Plan allows the Company, which includes any subsidiary of the Company, to repurchase up to $100.0 million of its issued and outstanding Ordinary Shares at any time during the next 24 months or, if different, such other timeframe as approved by the shareholders of the Company. On July 21, 2022, subject to certain limits, the shareholders’ of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years.
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

Perimeter Solutions, SA

Date: November 4, 2022	By:	/s/ Edward Goldberg
Edward Goldberg
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Charles Kropp
Charles Kropp
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)