Form 10-K
period 2022-12-31
Perimeter Solutions, SA
filed 2023-03-01
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-41027
_______________________________
PERIMETER SOLUTIONS, SA
(Exact name of Registrant as specified in its Charter)
_________________________________________

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of ordinary shares held by non-affiliates of the registrant, computed by reference to the closing sale price of the ordinary shares on the New York Stock Exchange as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,662,528,675.
As of February 24, 2023, there were 158,629,459 ordinary shares, nominal value $1.00 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE — RESTATEMENT OF FINANCIAL INFORMATION
In connection with preparing the consolidated financial statements for the year ended December 31, 2022 (this “Annual Report”) we determined that:
•the technical requirements under Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation” for establishing a grant date on the date when performance-based non-qualified stock options ("PBNQSO") were awarded to employees and non-employees were not met since a mutual understanding of the terms and conditions did not exist as our compensation committee has the ability to adjust, at its discretion, how the annual operational performance per diluted share (“AOP”) against the performance target will be measured. Consequently, the service inception date of these PBNQSO precedes the grant date and we should have recognized compensation expense beginning on the service inception date and remeasured the fair value of the PBNQSO at the end of each reporting period until a grant date is established. Under the previously applied accounting treatment, we recorded compensation costs based on the grant date fair value calculated using the Black-Scholes option-pricing model (the “Stock Options Error”); and
•the amortization of the step-up in basis of inventory, which is a non-cash adjustment to inventory cost established at the time of Business Combination (as defined below) was understated during the period from November 9, 2021 through December 31, 2021 (the “Inventory Amortization Error”).
Management evaluated the effect of the Stock Options Error and the Inventory Amortization Error on our previously issued consolidated financial statements under ASC 250, “Accounting Changes and Error Corrections”, Staff Accounting Bulletin No. 99, “Materiality”, and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and concluded that:
•the Stock Options Error and the Inventory Amortization Error were material to the previously issued unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2022 (“September 2022 Quarter”) and June 30, 2022 (“June 2022 Quarter”), and, as a result, such unaudited financial statements should be restated;
•Stock Options Error and the Inventory Amortization Error were immaterial to the previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2022 (“March 2022 Quarter”), and, as a result, such unaudited financial statements should be revised.
•Inventory Amortization Error was immaterial to the previously issued audited consolidated financial statements as of December 31, 2021 and for the period from November 9, 2021 through December 2021 (“December 2021 Period”), and, as a result, such financial statements should be revised.
This Annual Report includes (1) unaudited condensed consolidated financial statements for the September 2022 Quarter and the June 2022 Quarter with modifications as necessary to reflect the restatement, (2) unaudited condensed consolidated financial statements for the March 2022 Quarter with modifications as necessary to reflect revisions for correcting immaterial errors and (3) consolidated financial statements for the December 2021 Period with modifications as necessary to reflect revisions for correcting an immaterial error to the following items: Part I, Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8. Financial Statements and Supplementary Data and Part II, Item 9A. Controls and Procedures.
We do not plan to amend previously issued September 2022 Quarter and June 2022 Quarter quarterly reports in connection with the restatement. Accordingly, investors should no longer rely upon our previously released financial statements and any earnings releases or other financial communications relating to this period. The condensed consolidated financial statements that have been previously filed or otherwise reported for this period are superseded by the information in this Annual Report. Unless otherwise stated, all financial and accounting information contained in this Annual Report has been revised to reflect the corrected presentation.
In connection with the restatement, management has assessed the effectiveness of internal control over financial reporting. Based on this assessment, management identified material weaknesses in our internal control over financial reporting, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•our expectations regarding the impact of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”) pandemic on our business;
•our expectations regarding the impact of the conflict in Ukraine on our business;
•future financial performance, including any growth or expansion plans and opportunities;
•our ability to expand our fire safety business;
•our beliefs regarding certain growth drivers in our fire safety business;
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
•expectations concerning repurchases of our Ordinary Shares (as defined below) under the Share Repurchase Plan (as defined below);
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
Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•the direct and indirect adverse impact of the COVID-19 pandemic on the global economy and the related governmental regulations and restrictions;
•the impact of the conflict in Ukraine on the global economy and our business;
•negative or uncertain worldwide economic conditions;

•volatility, seasonality and cyclicality in the industries in which we operate;
•our ability to realize the strategic and financial benefits of the Business Combination (as defined below);
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
Risks Related Our Business and Industry
•demand for our products is impacted by a number of factors outside of our control;
•a small number of our customers represent a significant portion of our revenue;
•as a supplier and service provider to the U.S. government and many foreign governments, states, and municipalities, we are subject to certain heightened risks;
•our profitability could be negatively impacted by price and inventory risk;
•inflation could adversely affect our business and results of operations;
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
•subsequent to the consummation of the Business Combination (as defined below), we may be required to take write-downs or be subject to restructuring, impairment or other charges that could have a significant negative effect on our business and financial condition as well as the price of our Ordinary Shares (as defined below), which could cause you to lose some or all of your investment;
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
•if analysts do not publish data about us or change their opinion regarding our business, then the price and trading volume of our Ordinary Shares (as defined below) or Warrants (as defined below) could decline;
•there are risks for any holders of our Warrants (as defined below);
•EverArc Founders (as defined below) may have interests that are different than the interests of our shareholders;
•payment of fees in cash pursuant to the advisory agreement entered into by EverArc (as defined below) on December 12, 2019 ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity") which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri ( collectively the "EverArc Founders") could reduce cash available for investment, working capital and distribution to shareholders; it being noted that the Founder Advisory Agreement has been assigned to PSSA (as defined below) on November 9, 2021, pursuant to an assignment and assumption agreement entered into by PSSA (as defined below), EverArc (as defined below) and the EverArc Founder Entity;
•shareholders will experience dilution as a consequence of the issuance of our Ordinary Shares (as defined below) as payment for annual Founder Advisory Agreement fees;
•if we terminate the Founder Advisory Agreement under certain circumstances, we have to pay a significant termination fee.
Risks Related to Investment in a Luxembourg Company
•we are organized under the laws of the Grand Duchy of Luxembourg. It may be difficult for you to obtain or enforce judgments or bring original actions against PSSA (as defined below) or the members of its board of directors (the “Board”) in the U.S.;
•Luxembourg and European insolvency and bankruptcy laws are substantially different from U.S. insolvency and bankruptcy laws and may offer PSSA’s shareholders less protection than they would have under U.S. insolvency and bankruptcy laws;
•the rights of our shareholders may differ from the rights they would have as shareholders of a U.S. corporation, which could adversely impact trading in our Ordinary Shares (as defined below) and its ability to conduct equity financings.
Risks Related to Taxes
•if we are or become a passive foreign investment company for U.S. federal income tax purposes for any taxable year, U.S. Holders of our Ordinary Shares (as defined below) or Warrants (as defined below) could be subject to adverse U.S. federal income tax consequences;
•if a United States person is treated as owning at least 10% of our Ordinary Shares, such person may be subject to adverse U.S. federal income tax consequences;
•changes in tax laws, including the Inflation Reduction Act (“IRA”), may materially adversely affect our business, prospects, financial condition and operating results.
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
On November 9, 2021 (the "Closing Date"), PSSA consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and the former parent company of PSSA ("EverArc"), SK Invictus Holdings, S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg ("SK Holdings"), SK Invictus Intermediate S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg ("SK Intermediate"), doing business under the name Perimeter Solutions ("Perimeter" or "Perimeter Solutions") and EverArc (BVI) Merger Sub Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and a wholly-owned subsidiary of PSSA ("Merger Sub") pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021. The terms “we”, “us”, “our”, and the “Company” refer to PSSA and its consolidated subsidiaries, including Perimeter, after the closing of the Business Combination (the “Closing”).
Pursuant to the Business Combination Agreement,
•On November 8, 2021:
•Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of PSSA (the “Merger”);
•pursuant to the Merger, 155,832,600 ordinary shares of EverArc (the “EverArc Ordinary Shares”) outstanding immediately prior to the Merger were exchanged for ordinary shares of PSSA (the “Ordinary Shares”); and
•34,020,000 outstanding warrants of EverArc (“EverArc Warrants”), in each case, with each whole warrant entitling the holder thereof to purchase one-fourth of one EverArc Ordinary Share at an exercise price of $12.00 per whole EverArc Ordinary Share, were converted into the right to purchase Ordinary Shares on substantially the same terms as the EverArc Warrants (the “Warrants”); and
•On November 9, 2021:
•SK Holdings (i) along with officers and certain key employees of SK Intermediate contributed a portion of their ordinary shares in SK Intermediate to PSSA in exchange for preferred shares of PSSA and (ii) sold its remaining ordinary shares in SK Intermediate to PSSA for cash; and
•the Ordinary Shares were listed and began trading on the New York Stock Exchange ("NYSE") under the symbol "PRM."
On November 8, 2021, pursuant to separate subscription agreements (collectively, the “Subscription Agreements”) entered into among EverArc, SK Holdings, PSSA and a number of institutional investors, investors affiliated with SK Holdings and individual accredited investors purchased an aggregate of 115,000,000 EverArc Ordinary Shares at $10.00 per share (collectively, the “EverArc Subscribers”) that were converted into Ordinary Shares pursuant to the Merger. In addition, on November 9, 2021, (1) members of management of SK Intermediate (collectively, the “Management Subscribers” and together with the EverArc Subscribers, the “PIPE Subscribers”) were granted an aggregate of 1,104,810 Ordinary Shares at $10.00 per share as consideration and (2) two of our directors (the “Director Subscribers”) purchased an aggregate of 200,000 Ordinary Shares (the “Director Shares”) at $10.00 per share.
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
We are a global solutions provider for the fire safety and specialty products industries. Our fire safety business is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. Our fire safety business also offers specialized equipment and services, typically in conjunction with our fire management products to support firefighting operations. Our service network can meet the emergency resupply needs of over 150 air tanker bases in North America, as well as many other customer locations globally. Our specialty products (formerly oil additives) business produces and sells high quality Phosphorus Pentasulfide ("P2S5") primarily used in the preparation of lubricant additives, including a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”) that provide critical anti-wear protection to engine components. We conduct our operations globally, with approximately 74% of our annual revenues derived in the United States, approximately 15% in Europe, approximately 5% in Canada and approximately 2% in Mexico, with and the remaining approximately 4% spread across various other countries.
Segments
Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products (formerly Oil Additives).
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
While fire retardant is primarily used to stop or slow the spread of active wildland fires, our fire retardant is also increasingly utilized in a preventative capacity. We are expanding our offerings to several high hazard industries. Wildfires ignited by utilities have turned into some of the most devastating wildfires in U.S. history, many of which have occurred in recent years. Western U.S. states in particular are becoming increasingly diligent in wildfire prevention efforts and increasing their investments to prevent wildfire risk.
We are focused on being an innovation leader in fire retardant, driving continuous improvements in product performance to offer increasing value for our customers. We have made significant enhancements in safety, environmental stewardship and effectiveness, as well as advancements in visibility and aerial drop performance. Working in partnership with the USDA Forest Service wildland fire chemicals group to characterize and develop new products, we consistently release new standard-setting products, including the Phos-Chek® “Fx” family of ultra-high visibility fugitive-colored products, Phos-Chek LCE20-Fx next generation liquid concentrate, which combines high performance with improved environmental performance, and Phos-Chek Fortify® durable retardant, which can offer long-term protection until a significant rainfall event.
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

Specialty Products Segment
In June 2022, the Oil Additives segment, which produces and sells P2S5, was renamed the Specialty Products segment to better reflect the current and expanding applications for P2S5 in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. In addition, ZDDP inhibits oxidation of engine oil by scavenging free radicals that initiate oil breakdown and sludge formation, resulting in better and longer engine function. P2S5 is also used in pesticide and mining chemicals applications. We offer several grades of P2S5 with varying degrees of phosphorus content, particle size, distribution, and reactivity to global customers. The P2S5 production process requires a high degree of technical expertise given the reactivity and need for safe transportation and handling. We are committed to being a technology and safety leader, with strong product stewardship and a strong safety track-record. We also conduct regular customer visits and provide extensive technical training to ensure customers are committed to operating safely.
We are focused on being an innovation leader in the specialty products market. Most recently, we engineered and patented superior storage and handling equipment to safely and efficiently handle and transport P2S5 with lower cost and maintenance requirements.
Key Market Drivers
There are several key market drivers for our business in the Fire Safety and Specialty Products segments.
Higher Acres Burned and Longer Fire Seasons
The USDA Forest Service data of the last 39 years shows that the acreage burned in the United States has increased over time. While there is variability in the acreage burned in any given year, the five-year trailing average of acres burned in the United States has increased from a five-year trailing average of 3.3 million acres burned in 1997, to a five-year trailing average of 7.6 million acres burned in 2022. The year 2020 was the most intense fire year recorded in U.S. history with over 10 million acres burned. The U.S. fire season is also lengthening on a consistent basis – according to a 2016 report published by Climate Central, the U.S. fire season is on average 105 days longer than it was in 1970. Climate Central also reported that the average number of large fires (larger than 1,000 acres) burning each year had tripled between the period of 1970s to 2010s, and the acres burned by such fires showed a six-fold increase in the 2010s compared to the 1970s. If acreage burned continues to increase and the fire season continues to lengthen, we expect the demand and usage of fire retardant to increase.
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
In the Specialty Products segment, our competitive advantage is based primarily on our long-standing record of reliability and customer support, our global supply capability for critical, high quality raw materials, and our technical expertise to handle and transport hazardous products and manage complex logistics. We have the largest fleet of specialized tote bins in the world that utilize patented technology to ensure safe handling and transport of P2S5.
Move toward Fluorine Free Firefighting Foams
There is an accelerating transition in the fire suppression market towards products that do not contain intentionally added PFAS. We expect Fluorine-Free Foams (“FFF”) to account for a growing percentage of the firefighting foam market over the next several years. We are positioned to be one of the key players in the FFF market. For example, we introduced SOLBERG® AVIGARD™ 3B and 6B for the aviation market, SOLBERG® VERSAGARD™ AS-100 for use wherever flammable and combustible liquids are stored, transported, or processed, SOLBERG VERSAGARD 1x3 FFF, the first 1x3 FFF, on the market for the emergency response, and SOLBERG® RE-HEALING SP-100 for sprinkler applications, with the latter being the latest addition to the most comprehensive FFF platform in the market. We expect to continue to invest to advance fluorine-free foam technology, enhance our third-party certifications like Underwriters Laboratory UL162, Factory Mutual (FM5130), and EN1568 for our FFF and equipment providing innovative, sustainable solutions protecting people, property, assets and ensuring business continuity for our customers.
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
Growth in Miles Driven, Opportunities in Secondary Markets
Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of family of compounds called ZDDP, which is considered an essential component in the formulation of engine oils. The consumption of ZDDP and other lubricant additives is driven by the social and economic trends globally of increased vehicle production and miles driven. Over the past 30 years, the number of global miles driven has increased resulting in more engine wear and tear and increased demand for motor oil. Secondary markets for P2S5 include agricultural applications in the production of intermediates for pesticides and insecticides, flotation chemistry in the mining industry, and for hydraulic and cutting fluids. A significant development opportunity exists for P2S5 in the emerging technology of lithium sulfide solid state electrolytes used in batteries for the electric vehicle market.
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

Manufacturing Capabilities

Post Falls
Kamloops
Sturgeon County
Pasco
Green Bay
McClellan Park
Rancho Cucamonga
Krummrich (1)
Buckeye
Moreland (1)
Knapsack
Mieres
Aix-en-Provence
Sydney
Albury
Fire Safety Manufacturing Facility
Specialty Products Manufacturing Facility
Distribution Facility
Equipment Service Center
Country where Products are Sold

Note:
1. Toll facility / contract manufacturing

Fire Retardant
Our primary fire retardant production facility is located at Rancho Cucamonga, California. Our Rancho Cucamonga location was opened in 2013, and has over 100,000 square feet of manufacturing, storage, office and laboratory space. The facility is located close to major air bases in southern California, including San Bernardino air base, one of USDA Forest Service’s highest volume air bases. The facility houses a modern laboratory, including a burn chamber, which has produced significant technical improvements to our fire retardant products, a number of which have been included in our newest product offerings.
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

Specialty Products
We have two key P2S5 production facilities. One is a tolling facility in Sauget, Illinois, operated by Flexsys Chemical Company, that primarily serves our customers in North America. The other facility is located in Knapsack Chemical Park in Hurth, Germany, and serves our customers outside North America.
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
As of December 31, 2022, our intellectual property portfolio consisted of the following:
•for the Fire Safety business, 11 owned U.S. patents, of which we expect 2 to expire in 5 years or less and 9 to expire in more than 5 years, and 33 owned foreign counterpart patents in certain foreign jurisdictions, of which we expect 16 to expire in 5 years or less and 17 to expire in more than 5 years, and
•for the Specialty Products business, 2 owned U.S. patents we expect to expire in 15 or more years. All of our patents and trademarks are registered or pending approval with the U.S. Patent and Trademark Office and in select international offices.
Our patent portfolio covers 20 countries and the protection is focused on key retardant technology and advancements, including corrosion inhibitors, fugitive color systems and liquid fire retardant compositions and improvements in firefighting foam compositions.
Sales and Marketing
Consistent with our overall strategy, our sales and marketing effort aims to continually develop technical solutions that meet customer needs. During the third quarter of 2022, we structured our sales efforts in accordance with our business units, which, in-turn, align around our key product offerings and geographies. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results, including the business unit’s sales and marketing efforts.
Customers
The markets in which we sell our products are, to varying degrees, cyclical and have experienced upswings and downturns. The following provides insight into the types of customers utilizing our various products, including our most significant customers.
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

Specialty Products
Our Specialty Products segment consists of several key global customers in the oil additives, agricultural, mineral extraction and emerging electric battery technologies markets. Given the consolidated nature of this business, our focus is on maintaining our existing customers, expanding their utilization of our products and services and growing our business in the emerging technologies markets.
Significant Customers
For fiscal year 2022, our two largest customers, the USDA Forest Service and Afton Chemical accounted for 27% and 12% of our consolidated revenues, respectively. These are the only customers that individually represent more than 10% of our 2022 consolidated revenues. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. As a supplier and service provider to the U.S. government, we are subject to certain heightened risks, such as those associated with the government’s rights to audit and conduct investigations and with its rights to terminate contracts for convenience or default. The loss of these customers would likely have a material adverse impact on our business, results of operations and cash flows.
Competition
Fire Retardant
Sales of fire retardant, and related equipment and services, accounted for 78% of our Fire Safety segment revenues in 2022. The fire retardant business is characterized by its highly specialized nature, its high cost-of-failure, and the integrated nature of the offering across products, specialized equipment, and services. As a result, development and testing of products, and the approval and licensing of such products, is typically a complex and lengthy process. We plan to maintain our market leadership position through continued investments in innovation and research and development focused on improving, enhancing and customizing our fire retardant products and services on behalf of our customers.
Firefighting Foams
Sales of firefighting foams, and related equipment and services, accounted for 22% of our Fire Safety segment revenues in 2022. The market for our firefighting foam products is highly fragmented, and subject to intense competition from various manufacturers launching their own competing products. We compete with a variety of firms that offer similar products and services, many of which are better capitalized than us and may have more resources than we do. We compete for clients based on the quality of our products, the quality and breadth of the equipment and services we offer in conjunction with our products, the quality and knowledge base of our employees, the geographic reach of our products and services, and pricing of our product. We believe that we offer our customers an attractive value proposition based on these competitive factors, which allows us to compete effectively in the marketplace.
Specialty Products
Our Specialty Products business is primarily focused on the North American and European markets, with a smaller focus in Asia and South America. In each of North America and Europe, we have one primary competitor. Competitive factors include the quality of our products, our reliability and consistency as a supplier, our ability to innovate and be highly responsive to our customers’ needs, and the pricing of our products.
Seasonality
Sales in our Fire Safety segment, of which approximately 74% are in the United States, are subject to significant seasonal variation due to the length and the severity of the fire season, which in North America typically extends from April through September, as well as the availability of air tanker capacity. Consequently, we record significant portion of our sales in the second and third quarter of our fiscal year.
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
Human Capital Management
Employees
As of December 31, 2022, we had 226 full-time employees and 14 temporary, seasonal or part-time employees. Our employees are not represented by any labor union, and we have never experienced a work stoppage or strike.
Health and Safety
Our commitment to safety is an essential part of our operating model with a zero-incident culture. We are dedicated to building, designing, maintaining, and operating our facilities to effectively manage process safety and other hazards, and to minimize risks. By partnering with our employees, we are able to maintain a safe work environment while meeting the needs of our customers. Our safety focus has never been more critical since the early days of the COVID-19 pandemic. We have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally.
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
Diversity
We value the uniqueness of each individual, new ideas, different experiences and fresh perspectives, and firmly believe that a diverse workforce fosters an environment of collaboration and innovation where everyone can perform to their highest potential and achieve personal and profession growth. Diversity and inclusion make us stronger as a company. We are committed to diversity at all levels of management and leadership, and our leadership team and our Board are committed to improving diversity throughout the Company and fostering a more inclusive and open environment. Our workforce includes talented people from many backgrounds. We do not tolerate discrimination and are committed to high ethical standards and equal employment opportunities in all personnel actions without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status.
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
Risks Related to Our Business and Industry
The demand for our products is impacted by a number of factors outside of our control.
Our end markets experience constantly changing demand depending on a number of factors that are out of our control. In our fire retardant business, demand is dependent on the occurrence of fires, which are seasonal and dependent on environmental and other factors. Changes in the geographic location, occurrence, severity and duration of fires may change demand for our fire retardant products. For example, in 2019 we experienced the lowest U.S. fire season in 16 years. Seasonality in the fire retardant end market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. See “—The seasonal or cyclical nature of our business and severe weather events may cause demand for our products and services to be adversely affected while certain of our fixed costs remain the same, and prior performance is not necessarily indicative of our future results.” If we experience a low fire season, the WUI does not continue to expand or if FFF do not continue to account for a growing percentage of the firefighting foam market in the coming years as we expect, this could materially and adversely affect our business. In our specialty products business, we supply P2S5 which is primarily used in the lubricant additives market to produce a critical compound in engine oils. As more electric vehicles emerge on the automobile market, use of the internal combustion engine may decline, thereby lessening demand for our specialty products. Our inability to offset the volatility of these end markets through diversification into other markets, could materially and adversely affect our business, financial condition and results of operations.
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
We are substantially dependent on sales to the USDA Forest Service and the state of California, which account for approximately 54% of our revenue related to our Fire Safety segment.
Sales to the USDA Forest Service and the state of California represent a substantial portion of our revenues and this concentration of our sales makes us substantially dependent on those customers. In fiscal year 2022, sales to the USDA

Forest Service and the state of California accounted for approximately 54% of our revenue related to our Fire Safety segment. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. If the USDA Forest Services and/or the state of California reduce their spend on our fire retardant products, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, financial condition and results of operations would be materially harmed.
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
We derived approximately 26% of our revenues from customers located in foreign countries in fiscal 2022. The amount of foreign sales we make may increase in the future. The additional risks of foreign sales include:
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

Inflation could adversely affect our business and results of operations.
While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
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
There is no guarantee that we will be able to continue purchasing products from our current suppliers on a long-term basis. Some supply contracts are renewable or renew automatically unless notice of termination is given, however there can be no assurance that they will be renewed or that notice of termination will not be given. We also have long-term relationships with certain suppliers, but there are no assurances that such relationships, and related supply, will continue. Finding a new supplier may take a significant amount of time and resources, and once we have identified such new supplier, we would have to ensure that they meet our standards for quality control and have the necessary technical capabilities, responsiveness, high-quality service and financial stability. Further, certain changes in our supply would require requalification with the USDA Forest Service for products on the Qualified Product List (“QPL”). If we are unable to efficiently manage our supply chain and / or ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease. Any of these factors could impact our ability to supply our products to customers and consumers and may adversely affect our business, financial condition and results of operations.

Production interruptions or shutdowns could increase our operating or capital expenditures or negatively impact the supply of products resulting in reduced sales.
Manufacturing of our specialty products and fire retardant products is concentrated at certain facilities. In the event of a significant manufacturing difficulty, disruption or delay, we may not be able to develop alternate or secondary manufacturing locations without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our facilities are impacted by a natural disaster or other interruption at a particular location. Transferring manufacturing to another location may result in significant delays in the availability of our products. As a result, protracted regional crises, issues with manufacturing facilities, or the COVID-19 pandemic, could lead to eventual shortages of necessary components. It could be difficult or impossible, costly and time consuming to obtain alternative sources for these components, or to change products to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.
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
All of the raw materials that go into manufacturing our fire retardant and specialty products are sourced from third-party suppliers. Some of the key raw materials used to manufacture our products come from limited or sole sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these raw materials and the risk that our suppliers discontinue or modify raw materials used in our products. We have a global supply chain and the COVID-19 pandemic has and may continue to adversely affect our ability to source raw materials in a timely or cost-effective manner from our suppliers. For example, reduction in shipping resources have resulted in longer lead times for key raw materials to be transported to our facilities. In addition, the lead times associated with certain raw materials are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience raw materials shortages and price fluctuations of certain key raw materials and materials, and the predictability of the availability and pricing of these raw materials may be limited. Raw materials shortages or pricing fluctuations could be material in the future. In the event of a raw materials shortage, supply interruption or material pricing change from suppliers of these raw materials, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these raw materials is time-consuming, difficult, and costly as they require extensive qualifications and testing, and we may not be able to source these raw materials on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these raw materials, or the inability to obtain these raw materials from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and could cause delays in shipment of our products and adversely affect our business, financial condition and results of operations. In addition, increased raw materials costs could result in lower gross margins. Even where we are able to pass increased raw materials costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these raw materials in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.
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
The industries in which we operate and intend to operate in the future are subject to change, including shifts in customer demands and regulatory requirements and emergence of new industry standards and practices and new competitors. Thus, our success will depend, in part, on our ability to respond to these changes in a cost-effective and timely manner. We need to anticipate the emergence of new technologies and assess their market acceptance. We also need to invest significant resources in research and development in order to keep our products competitive in the market.
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
Our operating revenues of our fire retardant business tend to be higher in summer months primarily due to the hotter/drier weather, which is generally correlated with a higher prevalence of wildfires. This is in part offset by the disbursement of our operations in both the northern and southern hemispheres, so that the summer seasons alternate.
The demand for our fire retardant products can be significantly impacted by the climate. While weather-related and other event-driven increases in demand can boost revenues through additional demand for our products for a limited time, we may incur increased costs in our efforts to produce enough products and to transport our products to our customers in a timely matter.
For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Our share price may be negatively or positively impacted by interim variations in our results.
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
Select markets for some of our niche products and services may attract additional competitors. We cannot provide any assurances that we will have the financial resources to fund capital improvements to more effectively compete with such competitors or that even if financial resources are available to us, that projected operating results will justify such expenditures. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets.
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
Even though extensive due diligence has been conducted on Perimeter, we cannot assure you that this diligence identified all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about our securities or us. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by us or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.
Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our indebtedness.
As of December 31, 2022, we had $675.0 million in Senior Notes outstanding and no borrowings outstanding under our revolving credit facility.
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
Our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years, and by prevailing credit market conditions. Moreover, if lenders or any future credit rating agency downgrade our credit rating, then we could experience increases in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness, be unable to receive open credit from our suppliers and trade counterparties, be unable to benefit from swings in market prices and shifts in market structure during periods of volatility in the crude oil and natural gas markets or suffer a reduction in the market price of our Ordinary Shares. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future. The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected rates.
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
At the end of 2021, the ICE Benchmark Administration, the administrator for London Interbank Offered Rate (“LIBOR”), ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors after June 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”). While we continue to monitor market developments to assess replacement rate options, the consequences of these developments with respect to LIBOR cannot be entirely predicted and may adversely affect our cost of capital, financial results, cash flows and results of operations.
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
We operate on a global basis, with 26% of our revenues in fiscal 2022 made to destinations outside the United States, including Canada, Europe, Australia, Mexico and Israel. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State and the U.S. Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States, the EU and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.
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
We provide products and services, directly and indirectly, to a variety of government entities. In fiscal 2022, we derived approximately 34% of our revenue from multiple contracts with agencies of the U.S. federal government. As such, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business.
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
We are subject to regulation by federal, state, local and foreign government authorities. In some cases, for example, for our firefighting products, we need to pass the USDA Forest Service qualification process, which is a rigorous process that requires the product passing several tests and standards, including toxicity corrosion and stability. The USDA Forest Service also requires a lengthy field evaluation, which adds to the difficulty of meeting USDA Forest Service standards. In addition to meeting the USDA Forest Service standards, the agency may be required to consult with various government agencies, for example, the Environmental Protection Agency, to meet additional requirements and regulations. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by government authorities, and such agencies may at times be involved in challenges by outside groups, and as a result, the Company may be required to must also produce product data and comply with detailed regulatory requirements.
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
We operate in jurisdictions where legislative initiatives relating to greenhouse gas (“GHG”) emissions are being considered or adopted. For example, the SEC has proposed a mandatory climate change reporting framework that, if implemented, is likely to materially increase the amount of time, monitoring and reporting costs related to these matters. There has been no material effect on any of our facilities to date, and we continue to follow developments closely. Although it is difficult to know what final regulations may be passed in the jurisdictions where our manufacturing facilities are located, we could face increased capital and operating costs to comply with GHG emissions regulations and these costs could be material. The potential impact of current and proposed environmental laws and regulations is uncertain. We cannot predict the nature of these requirements and the impact on our business, but proposed regulations or failure to comply with current and proposed regulations could have a material adverse impact on our business, financial condition and results of operations by substantially increasing capital expenditures and compliance costs, affecting our ability to meet our financial obligations. It may also lead to the modification or cancellation of operating licenses and permits, penalties and other corrective actions.
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
With regards to our specialty products business, our use of hazardous substances in our manufacturing processes and the generation of hazardous wastes not only by us, but by prior occupants of our facilities, suggest that hazardous substances may be present at or near certain of our facilities or may come to be located there in the future. Consequently, we are required to closely monitor our compliance under all the various environmental laws and regulations applicable to us. Under certain environmental laws, we may be responsible for remediation costs or other liabilities as a result of the use, release or disposal of hazardous substances at or from any property currently or formerly owned or operated or to which we sent waste for treatment or disposal. Liability under these laws may be imposed without regard to whether we were aware of, or caused, the contamination and, in some cases, liability may be joint or several.
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
Because our specialty products segment manufactures and uses materials that are known to be hazardous, highly combustible and difficult to transport, we are subject to, or affected by, certain product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, we may be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials.
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
Our executive officers have limited experience in the management of a publicly traded company. Our management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that will result from the Business Combination may be greater than we anticipate.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the NYSE rules. The requirements of these rules and regulations will impact our legal, accounting and compliance expenses, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Ensuring that we will have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. The company currently outsources its internal audit function and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.
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
In connection with the audit of the 2022 financial statements, we identified material weaknesses in internal control over financial reporting. As a result of these material weaknesses, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022, as further described in Item 9A, Controls and Procedures—Changes in Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are related to the (i) failure to design and implement precise review controls to properly consider key terms and conditions affecting the grant date in accordance with ASC 718, when determining and applying our policy in accounting for PBNQSO and (ii) the material weaknesses reported in our Annual Report for 2021 which include (a) the failure to design and implement review controls at a sufficient level of precision around complex accounting areas and related disclosure, including business combinations and goodwill impairment assessment, specifically related to the determination of carrying value and review of valuation assumptions and a material weakness, and (b) the failure to design and implement controls over the business combination and its effects on the presentation of the statement of cash flows, equity issuance costs, and transaction costs and the judgments made in the determination of purchase consideration
The material weakness related to the determination of the grant date in accordance with ASC 718 resulted in material errors to our previously issued unaudited consolidated financial statements on Form 10-Q for the September 2022 Quarter and June 2022 Quarter, and a restatement of those previously issued unaudited condensed consolidated financial statements as described in Note 18, “Restatement of Previously Issued Financial Statements” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
We are taking steps to remediate the material weaknesses by, among other things, enhancing the precision at which certain review controls are executed relating to the determination and application of accounting policies, specifically those associated with the application of ASC 718, Compensation — Stock Compensation and hiring an additional qualified accounting resource, engaging outside resources to assist with the design and implementation of a system of risk-based internal controls, enhancing and formalizing our accounting, business operations and information technology policies, procedures and controls, planning to use outside resources to enhance our business documentation process, provide company-wide training and to help with management’s self-assessment and testing of internal controls, and revising user access controls to maintain segregation of duties between the creation, posting and approval of journal entries in our accounting system. However, we are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above.
We may in the future discover additional material weaknesses in our system of internal financial and accounting controls and procedures that could result from additional material misstatements of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are unable to remediate the material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Ordinary Shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our Ordinary Shares.
If we fail to maintain effective internal controls over financial reporting, the price of our securities may be adversely affected.
We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal controls over financial reporting, or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, or disclosure of management’s assessment of our internal controls over financial reporting, may have an adverse impact on the price of our securities.
Our failure to timely and effectively implement controls and procedures required by Section 404 (“Section 404”) and of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results and financial condition.
We are required to provide management’s attestation on internal controls. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective or may result in a finding that there are additional material weaknesses in our internal controls over financial reporting, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
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
•a Fixed Annual Advisory Amount equal to 1.5% of 157,137,410 Ordinary Shares outstanding on the Closing Date (in each case, payable in our Ordinary Shares or partly in cash, at the election of the EverArc Founder Entity provided that at least 50% of such amounts are paid in our Ordinary Shares); and
•a Variable Annual Advisory Amount based on the appreciation of the market price of our Ordinary Shares if such market price exceeds certain trading price minimums (in each case, payable in our Ordinary Shares or partly in cash, at the election of the EverArc Founder Entity provided that at least 50% of such amounts are paid in our Ordinary Shares).
With respect to the Fixed Annual Advisory Amount, the EverArc Founder Entity will earn such advisory fee even if our shareholders earn a negative return following the consummation of the Business Combination.
Pursuant to the Founder Advisory Agreement, we may be required to pay significant fees to the EverArc Founder Entity, which could reduce cash available for investment in the business, working capital and distribution to shareholders.
We are required to pay the EverArc Founder Entity a Fixed Annual Advisory Amount and, if earned, a Variable Annual Advisory Amount each year until the years ending December 31, 2027 and December 31, 2031, respectively, pursuant to the Founder Advisory Agreement. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the total fees will be paid in Ordinary Shares and the remainder in cash. If the EverArc Founder Entity elects to receive a portion of the future fees in cash, we may need to use cash from operations, borrowings or other sources to make the payment, which will reduce cash available for investing activities, working capital and/or distribution to shareholders.
For additional information about the Founder Advisory Agreement, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Founder Advisory Agreement” and Note 13, “Related Parties,” in the notes to the consolidated financial statements included in this Annual Report.
Our shareholders will experience dilution as a consequence of the issuance of our Ordinary Shares as payment for the Advisory Amounts payable to the EverArc Founder Entity.
We will be obligated to pay the Advisory Amounts to the EverArc Founder Entity until the years ending December 31, 2027 and 2031, respectively. The portion of the Advisory Amounts payable in our Ordinary Shares will reduce the percentage shareholdings for those shareholders holding our Ordinary Shares.
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

Risks Related to Taxes
If we are or become a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for any taxable year, U.S. Holders of our Ordinary Shares or Warrants could be subject to adverse U.S. federal income tax consequences.
A PFIC is any foreign (i.e., non-U.S.) corporation with respect to which either: (i) 75% or more of the gross income for a taxable year constitutes passive income for purposes of the PFIC rules, or (ii) 50% or more of such foreign corporation’s assets in any taxable year (generally based on the quarterly average of the value of its assets during such year) is attributable to assets that produce passive income or are held for the production of passive income. Passive income generally includes dividends, interest, certain royalties and rents, annuities, net gains from the sale or exchange of property producing such income and net foreign currency gains. If we are or become a PFIC for any taxable year or any portion thereof during which a United States person holds our Ordinary Shares or Warrants (such person, a “U.S. Holder”), certain adverse U.S. federal income tax consequences may apply to such U.S. Holder.
As of the date of this annual report on Form 10-K, we have not made a determination as to our PFIC status for our current or preceding taxable year. Whether we are treated as a PFIC for any taxable year is a factual determination that can only be made after the close of such taxable year and, thus, is subject to significant uncertainty and change. Accordingly, there can be no assurances with respect to our status as a PFIC for any taxable year. U.S. Holders are urged to consult their own tax advisors regarding the possible application of the PFIC rules to their investment in our Ordinary Shares or Warrants.
If a United States person is treated as owning at least 10% of our Ordinary Shares, such person may be subject to adverse U.S. federal income tax consequences.
If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our Ordinary Shares, such person may be treated as a “United States shareholder” with respect to each of PSSA and our direct and indirect subsidiaries (“PSSA Group”) that is a controlled foreign corporation ("CFC") for U.S. federal income tax purposes. If the PSSA Group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as CFCs regardless of whether we are treated as a CFC. The PSSA Group currently includes a U.S. subsidiary.
A United States shareholder of a CFC may be subject to adverse income inclusion and reporting requirements. Failure to comply with these reporting obligations (or related tax payment obligations) may subject such United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such United States shareholder’s U.S. federal income tax return for the year for which reporting or payment of tax was due from starting. We cannot provide any assurances that we will assist holders in determining whether any of its non-U.S. subsidiaries is treated as a CFC or whether any holder is treated as a United States shareholder with respect to any of such CFCs or furnish to any holder information that may be necessary to comply with reporting and tax paying obligations.
Additional taxes could adversely affect our financial results.
Our tax filings are subject to audits by tax authorities in the various jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the taxing authorities or through the courts. Currently, we believe there are no outstanding assessments whose resolution would result in a material adverse financial result. However, we cannot offer assurances that unasserted or potential future assessments would not have a material adverse effect on our financial condition or results of operations.
Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Inflation Reduction Act (“IRA”) was enacted in the United States on August 16, 2022. Among other provisions, the IRA included a new corporate alternative minimum tax on adjusted financial statement income and an excise tax on certain corporate share repurchases. While we do not currently anticipate that the IRA will have a material effect on our financial performance, we will continue to monitor its potential impact as new information and guidance becomes available.
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
In March 2020, the World Health Organization declared COVID-19 a pandemic and our business may continue to be adversely affected by the COVID-19 pandemic. The spread of COVID-19 had a material economic effect on our business due to government-imposed restrictions on travel and shelter-in-place orders, increased teleworking, a reduction in business travel and disrupted supply chains worldwide. Although our business and operations have returned to pre-COVID levels, should we experience another COVID-19-like virus outbreak in the future with similar restrictions, we would anticipate a similar impact on our business.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table indicates our principal manufacturing, distribution and equipment service locations and the reportable segment that makes major use of them; headquarter locations are also included. Except as otherwise indicated, we lease these facilities.

	Fire Safety	Specialty Products
Rancho Cucamonga, California	X
McClellan Park, California	X
Kamloops, British Columbia, Canada	X
Sturgeon County, Alberta, Canada	X
Aix-En-Provence, France	X
New South Wales, Australia	X
Green Bay, Wisconsin*	X
Mieres, Spain*	X
Post Falls, Idaho	X
Moreland, Idaho	X
Knapsack, Germany		X
Sauget, Illinois†		X
Clayton, Missouri (Corporate Headquarters)
Luxembourg, Grand Duchy of Luxembourg (Executive Headquarters)

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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Ordinary Shares are traded on the NYSE under the symbol “PRM.” As of February 24, 2023, the closing price of our Ordinary Shares on the NYSE was $8.67 and we had 46 shareholders of record.
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
Performance Graph
The performance graph below compares the cumulative total shareholder return of a hypothetical investment in our Ordinary Shares with the cumulative total return of a hypothetical investment in each of the Russell 2000 Index and the S&P Smallcap 600 Materials Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Ordinary Shares and in each of the indexes on November 9, 2021, and its relative performance is tracked through December 31, 2022. The share price performance of our Ordinary Shares is not necessarily indicative of future performance.

The above information under the caption “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act except to the extent we specifically request that such information be treated as “soliciting material” or specifically incorporate such information by reference into such a filing.
Issuer Purchases of Equity Securities
Below is a summary of Ordinary Share repurchases for the quarter ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program (1)
October 1, 2022 - October 31, 2022	4,934,376	$7.55	4,934,376	34,806,665
November 1, 2022 - November 30, 2022	584,144	$7.58	584,144	34,222,521
December 1, 2022 -December 31, 2022	—	$—	—	34,222,521
Total	5,518,520	$7.55	5,518,520
(1)On December 7, 2021, subject to the approval of the shareholders’ of the Company, the Board authorized a share repurchase plan (the “Share Repurchase Plan”). The Share Repurchase Plan allows the Company, which includes any subsidiary of the Company, to repurchase up to $100.0 million of its issued and outstanding Ordinary Shares at any time during the next 24 months or, if different, such other timeframe as approved by the shareholders of the Company. On July 21, 2022, subject to certain limits, the shareholders’ of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years. On November 3, 2022, the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by Company’s shareholders’ on July 21, 2022.
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
On November 8, 2019, EverArc was formed for the purpose of undertaking an acquisition of one target company or business. EverArc completed its initial public offering on December 17, 2019 by placing 34,000,000 EverArc Ordinary Shares and accompanying EverArc Warrants and completed an additional offering on January 15, 2020 by issuing 6,800,000 EverArc Ordinary Shares with no accompanying EverArc Warrants, generating net proceeds of $401.0 million. The net proceeds were not placed in any trust or escrow account but were instead held in U.S. Treasuries or money market fund instruments to be used to fund an initial business combination. EverArc Ordinary Shares and EverArc Warrants were listed for trading on the London Stock Exchange under the symbols “EVRA,” and “EVWA,” respectively.
Merger Sub was also formed solely in contemplation of a business combination. Neither EverArc nor Merger Sub had commenced any operations, had only nominal assets and had no liabilities or contingent liabilities, nor any outstanding commitments other than those in connection with contemplated business combination.
On the Closing Date, PSSA consummated the transactions contemplated by the Business Combination with EverArc, SK Holdings, Perimeter Solutions and Merger Sub pursuant to the Business Combination Agreement dated June 15, 2021.
Pursuant to the Business Combination Agreement,
•On November 8, 2021:
•Merger Sub merged with and into EverArc, with EverArc surviving the Merger as a direct wholly-owned subsidiary of PSSA;
•pursuant to the Merger, 155,832,600 EverArc Ordinary Shares outstanding immediately prior to the Merger were exchanged for Ordinary Shares; and
•34,020,000 outstanding EverArc Warrants, in each case, with each whole warrant entitling the holder thereof to purchase one-fourth of one EverArc Ordinary Share at an exercise price of $12.00 per whole EverArc Ordinary Share, were converted into the right to purchase Warrants; and
On November 8, 2021, EverArc Ordinary Shares and EverArc Warrants were formally delisted from the London Stock Exchange and pursuant to the Subscription Agreements the EverArc Subscribers purchased an aggregate of 115,000,000 EverArc Ordinary Shares at $10.00 per share that were converted into Ordinary Shares pursuant to the Merger.
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

•the Ordinary Shares were listed and began trading on the NYSE under the symbol "PRM";
•the Management Subscribers were granted an aggregate of 1,104,810 Ordinary Shares at $10.00 per share as consideration and the Director Subscribers purchased an aggregate of 200,000 Ordinary Shares at $10.00 per share; and
•$675.0 million Senior Notes issued by EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc under an indenture dated as of October 22, 2021 was assumed by SK Invictus Intermediate II S.à r.l., a société à responsabilité limitée (limited liability company) governed by the laws of the Grand Duchy of Luxembourg (“SK Intermediate II.”)
The cash consideration for the Business Combination was funded through cash on hand, proceeds from the sale of the EverArc Ordinary Shares to the EverArc Subscribers, proceeds from the issuance of Senior Notes and borrowings under our revolving credit facility.
In connection with the Business Combination, the Merger was accounted for as a common control transaction, where substantially all of the net assets of PSSA will be those previously held by EverArc. Upon the acquisition of SK Intermediate, PSSA was determined to be the Successor and SK Intermediate was deemed to be the Predecessor. The business combination with SK Intermediate was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting, our consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2021 to November 8, 2021 (the “2021 Predecessor Period”) and the year ended December 31, 2020 (the “2020 Predecessor Period”); and the period on and after the consummation of the Business Combination, from the Closing Date to December 31, 2021 (the “2021 Successor Period”).
SK Intermediate was formed by SK Capital Partners IV-A, L.P. and SK Capital Partners IV-A, L.P. (collectively, the “Sponsor”) on February 12, 2018 and commenced operations on the same date.
We are a global solutions provider, producing high-quality firefighting products and lubricant additives. Approximately 74% of our annual revenues is derived in the United States, approximately 15% in Europe, approximately 5% in Canada and approximately 2% in Mexico, respectively, and remaining approximately 4% across various other countries.
Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products (formerly Oil Additives).
The Fire Safety business is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. Our Fire Safety business also offers specialized equipment and services, typically in conjunction with our fire management products to support firefighting operations. Our specialized equipment includes air base retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that we custom design and manufacture to meet specific customer needs. Our service network can meet the emergency resupply needs of over 150 air tanker bases in North America, as well as many other customer locations globally. The segment is built on the premise of superior technology, exceptional responsiveness to our customers’ needs, and a “never-fail” service network. Significant end markets include primarily government-related entities and are dependent on approvals, qualifications, and permits granted by the respective governments and commercial customers around the world.
In June 2022, the Oil Additives segment, which produces and sells P2S5, was renamed the Specialty Products segment to better reflect the current and expanding applications for P2S5 in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. In addition, ZDDP inhibits oxidation of engine oil by scavenging free radicals that initiate oil breakdown and sludge formation, resulting in better and longer engine function. P2S5 is also used in pesticide and mining chemicals applications. We offer several grades of P2S5 with varying degrees of phosphorus content, particle size, distribution, and reactivity to global customers.

During the third quarter of 2022, we completed a re-organization into seven business units within our two reporting segments. The business unit structure is meant to promote the decentralized execution and accountability, and maintain the geography- and product-specific focus and granularity, necessary to drive continued improvement in our key operational value drivers. Our key operational value drivers are profitable new business, pricing our products and services to the value they provide, and continued productivity improvements. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results.
Restatement and Revision of Previously Issued Financial Statements
In connection with preparing this Annual Report we determined that:
•the technical requirements under ASC 718 for establishing a grant date on the date when the PBNQSO were awarded to employees and non-employees were not met since a mutual understanding of the terms and conditions did not exist as our compensation committee has the ability to adjust, at its discretion, how AOP against the performance target will be measured. Consequently, the service inception date of these PBNQSO precedes the grant date and we should have recognized compensation expense beginning on the service inception date and remeasured the fair value of the PBNQSO at the end of each reporting period until a grant date is established. Under the previously applied accounting treatment, we recorded compensation costs based on the grant date fair value calculated using the Black-Scholes option-pricing model (the “Stock Options Error”); and
•the amortization of the step-up in basis of inventory, which is a non-cash adjustment to inventory cost established at the time of Business Combination was understated during the period from November 9, 2021 through December 31, 2021 (the “Inventory Amortization Error”).
Management evaluated the effect of the Stock Options Error and the Inventory Amortization Error on our previously issued consolidated financial statements under ASC 250, “Accounting Changes and Error Corrections”, Staff Accounting Bulletin No. 99, “Materiality”, and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and concluded that:
•the Stock Options Error and the Inventory Amortization Error were material to the previously issued September 2022 Quarter and June 2022 Quarter, and, as a result, such unaudited financial statements should be restated;
•Stock Options Error and the Inventory Amortization Error were immaterial to the previously issued March 2022 Quarter, and, as a result, such unaudited financial statements should be revised.
•Inventory Amortization Error was immaterial to the previously issued December 2021 Period, and, as a result, such financial statements should be revised.
This Annual Report includes (1) unaudited condensed consolidated financial statements for the September 2022 Quarter and the June 2022 Quarter with modifications as necessary to reflect the restatement, (2) unaudited condensed consolidated financial statements for the March 2022 Quarter with modifications as necessary to reflect revisions for correcting immaterial errors and (3) consolidated financial statements for the December 2021 Period with modifications as necessary to reflect revisions for correcting an immaterial error to the following items: Part I, Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8. Financial Statements and Supplementary Data and Part II, Item 9A. Controls and Procedures.
We do not plan to amend previously issued September 2022 Quarter and June 2022 Quarter quarterly reports in connection with the restatement. Accordingly, investors should no longer rely upon our previously released financial statements and any earnings releases or other financial communications relating to this period. The condensed consolidated financial statements that have been previously filed or otherwise reported for this period are superseded by the information in this Annual Report. Unless otherwise stated, all financial and accounting information contained in this Annual Report has been revised to reflect the corrected presentation.
In connection with the restatement, management has assessed the effectiveness of internal control over financial reporting. Based on this assessment, management identified material weaknesses in our internal control over financial reporting, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”
Known Trends and Uncertainties
Growth in Fire Safety
We believe that our Fire Safety segment benefits from several secular growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing wildland urban interface resulting in a need for higher quantity of retardant use per acre and thereby increasing airtanker capacity. We believe that these trends are prevalent in North America, as well as globally.
We are also attempting to grow our fire prevention and protection business, which is primarily focused on high hazard industries like electrical utilities, railroads and transportation agencies. Fire prevention products can be used to prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas. Treating these areas ahead of the fire season can potentially stop ignitions from equipment failures or sparks. Our new Phos-Chek Fortify product, applied before or early in the fire season, can provide long-term protection until a significant rainfall event. In addition, Phos-Chek Fortify can proactively be applied to protect high value assets and critical infrastructure from the danger of wildfire.
We expect these trends to continue in 2023 and beyond and drive growth in demand for fire retardant products. We have invested and also intend to continue investing in the expansion our fire safety business through acquisitions in order to further grow our global customer base. Acquisitions and divestitures during the most recent two fiscal years are described in Note 3, “Business Acquisitions,” in the notes to the consolidated financial statements included in this Annual Report.
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
Inflationary Cost Environment
During fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues. We are subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, we continue to take actions with our customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, we cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. Interest payments for borrowings under our revolving credit facility are based on variable rates. As a result, any continued increase in interest rates may reduce our cash flow available for other corporate purposes.

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
Results of Operations
We have prepared our discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 by comparing the results for the year ended December 31, 2022 with the combined amounts for 2021 Successor Period and the 2021 Predecessor Period (“S/P Combined”) as the Successor and Predecessor entities are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination such as depreciation and amortization expense on PSSA’s property, plant, and equipment and intangible asset balances made under the new basis of accounting. We believe this approach provides the most meaningful basis of comparison and is more useful in discussing our overall operating performance when compared to the same period in the prior year.
The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP (“non-U.S. GAAP”) and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of fiscal 2021, and should not be viewed as a substitute for the results of operations of the 2021 Successor Period and the 2021 Predecessor presented in our consolidated financial statements in accordance with U.S. GAAP.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 (“S/P Combined”)
Total Company
The following table sets forth our results of operations for each of the periods indicated. The change column reflects the comparison of the year ended December 31, 2022 with the S/P Combined (“2021”) (in thousands):

	Successor		Predecessor		Change
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	(non-GAAP) S/P Combined
					$	%
Net sales	$360,505	$21,023	$341,315	$362,338	$(1,833)	(1%)
Cost of goods sold	217,853	23,710	172,136	195,846	22,007	11%
Gross profit	142,652	(2,687)	169,179	166,492	(23,840)	(14%)
Operating expenses
Selling, general and administrative expense	74,319	16,982	38,981	55,963	18,356	33%
Amortization expense	55,105	8,004	45,424	53,428	1,677	3%
Founders advisory fees - related party	(117,302)	652,990	—	652,990	(770,292)	(118%)
Other operating expense	465	92	4,153	4,245	(3,780)	(89%)
Total operating expenses	12,587	678,068	88,558	766,626	(754,039)	(98%)
Operating income (loss)	130,065	(680,755)	80,621	(600,134)	730,199	(122%)
Other expense (income):
Interest expense, net	42,585	6,352	39,087	45,439	(2,854)	(6%)
(Gain) loss on contingent earn-out	(12,706)	198	2,965	3,163	(15,869)	(502%)
Unrealized foreign currency loss	3,462	1,006	4,026	5,032	(1,570)	(31%)
Other (income) expense, net	(503)	(2)	(222)	(224)	(279)	125%
Total other expense, net	32,838	7,554	45,856	53,410	(20,572)	(39%)
Income (loss) before income taxes	97,227	(688,309)	34,765	(653,544)	750,771	(115%)
Income tax (expense) benefit	(5,469)	6,160	(14,136)	(7,976)	2,507	(31%)
Net income (loss)	$91,758	$(682,149)	$20,629	$(661,520)	$753,278	(114%)
Net Sales. Net sales decreased by $1.8 million for the year ended December 31, 2022 compared to the same period in 2021. Net sales in the Fire Safety segment decreased by $34.6 million, representing lower fire retardant sales of $42.5 million offset by a $7.9 million increase in fire suppressant sales. Fire retardant sales decreased by $44.6 million in the Americas due to a mild fire season in North America offset by increases of $1.6 million in Asia Pacific and $0.5 million in Europe. Fire retardant sales in a given geography are generally driven by the severity of the fire season in that geography. Fire suppressant sales increased by $3.1 million in the Americas driven by fluorine free foam concentrate and foam systems, $2.4 million in Asia Pacific because of higher fluorine free concentrates sales in Australia along with increased shipments to Asia and $2.4 million in Europe due to improved market share and geographic reach. Net sales in the Specialty Products segment increased by $32.8 million, of which $24.2 million was in the Americas and $8.6 million was in Europe. Specialty Product sales are primarily driven by improvement in our relevant market position in each region; as well as the adoption of our P2S5 products in several new end markets and applications.
Cost of Goods Sold. Cost of goods sold increased by $22.0 million for the year ended December 31, 2022 compared to the same period in 2021. The increase in Fire Safety segment of $20.0 million was primarily due to a $21.6 million increase in amortization of inventory step-up related to the Business Combination and $1.8 million in increased labor and share-based compensation expense offset by $3.4 million in lower material and manufacturing costs. The $2.0 million increase in the Specialty Products segment was due to a $2.7 million increase in insurance costs, a $2.3 million increase in depreciation expense, a $0.9 million increase in lease expense offset by a $2.9 million decrease in amortization of step-up inventory related to the Business Combination and $1.0 million in lower raw material and manufacturing costs.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $18.4 million for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily driven by a $4.2 million increase in personnel related and share-based compensation expenses, a $5.5 million increase in accounting, legal, consulting and other administrative expenses, a $5.2 million increase in insurance costs and a $3.5 million increase in logistics expenses.
Amortization Expense. Amortization expense increased by $1.7 million for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to a $2.2 million increase in amortization expense related to definite lived intangible assets offset by a $0.5 million effect of changes in foreign currency exchange rates.

Founder advisory fees - related party. The founder advisory fees - related party decreased by $770.3 million for the year ended December 31, 2022 compared to the same period in 2021. The decrease was due to recognizing the entire liability in 2021 and recording a reduction in the fair value in 2022, primarily due to a decrease in average price from $13.63 per Ordinary Share to $8.86 per Ordinary Share, of the liability-classified Fixed and Variable Annual Advisory Amounts of $117.3 million (the Fixed Annual Advisory Amount decreased by $35.6 million and Variable Annual Advisory Amount decreased by $81.7 million) for the year ended December 31, 2022. The expense recorded for the Fixed and Variable Annual Advisory Amounts in 2021 was $653.0 million (Fixed Annual Advisory Amount of $213.3 million and Variable Annual Advisory Amount of $439.7 million). The Fixed Annual Advisory Amount is valued using the period end volume weighted average closing share price of our Ordinary Shares for ten consecutive trading days and the Variable Annual Advisory Amount at the end of each reporting period is valued using a Monte Carlo simulation model.
Interest Expense. Interest expense decreased by $2.9 million for the year ended December 31, 2022 compared to the same period in 2021. The decrease was due to $11.8 million write-off of the deferred finance fees on repayment of Predecessor debt upon consummation of the Business Combination recognized in 2021, offset by $6.5 million of dividends on the 6.50% Redeemable Preferred Shares, included in interest expense, and higher interest rates on outstanding debt compared to the same period in 2021.
Gain on Contingent Earn-out. The contingent earn-out relating to the purchase of LaderaTech, Inc. decreased by $15.9 million for the year ended December 31, 2022 compared to the same period in 2021 due to a reduction in the fair value of the contingent consideration by $12.7 million in 2022 as a result of a change in the forecast of the product mix from an earn-out eligible fire retardant to the Company-developed fire retardant that is ineligible for earn-out compared to a $3.2 million increase in 2021 in the fair value of the contingent consideration.
Unrealized Foreign Currency Loss. Unrealized foreign currency loss decreased by $1.6 million for the year ended December 31, 2022 compared to the same period in 2021. The decrease was primarily due to strengthening of the US dollar, primarily against the Euro, during the year ended December 31, 2022.
Income Tax Expense. Income tax expense decreased by $2.5 million for the year ended December 31, 2022 compared to the same period in 2021. The decrease is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation, non-taxable gain on contingent earn-out and accrued withholding taxes on unremitted earnings.
Business Segments
We use segment net sales and segment adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), financial measures that are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Adjusted EBITDA (in thousands):

	Successor				Predecessor		(non-GAAP) S/P Combined
	Year Ended December 31, 2022		November 9, 2021 Through December 31, 2021		January 1, 2021 Through November 8, 2021		Year Ended December 31, 2021
	Fire Safety	Specialty Products	Fire Safety	Specialty Products	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$226,583	$133,922	$7,913	$13,110	$253,267	$88,048	$261,180	$101,158
Adjusted EBITDA	$77,365	$48,026	$(3,696)	$1,838	$121,589	$21,703	$117,893	$23,541
Adjusted EBITDA for our Fire Safety segment for the year ended December 31, 2022 decreased by $40.5 million to $77.4 million compared to the same period in 2021. The decrease was primarily due to lower sales as a result of a mild fire season in North America and higher operating expenses offset by lower cost of goods sold.
Adjusted EBITDA for our Specialty Products segment for the year ended December 31, 2022 increased by $24.5 million to $48.0 million compared to the same period in 2021. The increase was primarily due to higher sales offset by higher cost of goods sold and operating expenses.

Year Ended December 31, 2021 (“S/P Combined”) Compared to the Year Ended December 31, 2020
For a detailed discussion of our consolidated results of operations for S/P Combined compared to 2020 Predecessor Period, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.
Restated Financial Information
September 2022 Quarter
The following table and discussion reflect the effect of the restatement on the results of operations for the September 2022 Quarter (in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$160,509	$—	$160,509	$319,232	$—	$319,232
Cost of goods sold	74,707	(946)	73,761	191,757	(4,603)	187,154
Gross profit	85,802	946	86,748	127,475	4,603	132,078
Operating expenses:
Selling, general and administrative expense	22,381	(6,731)	15,650	64,803	(10,320)	54,483
Amortization expense	13,738	—	13,738	41,395	—	41,395
Founders advisory fees - related party	(73,713)	—	(73,713)	(154,026)	—	(154,026)
Other operating expense	(51)	—	(51)	405	—	405
Total operating expenses	(37,645)	(6,731)	(44,376)	(47,423)	(10,320)	(57,743)
Operating income	123,447	7,677	131,124	174,898	14,923	189,821
Other expense (income):
Interest expense, net	9,944	—	9,944	32,582	—	32,582
Gain on contingent earn-out	(3,644)	—	(3,644)	(13,042)	—	(13,042)
Unrealized foreign currency loss	4,705	—	4,705	8,741	—	8,741
Other income, net	(785)	—	(785)	(820)	—	(820)
Total other expense, net	10,220	—	10,220	27,461	—	27,461
Income before income taxes	113,227	7,677	120,904	147,437	14,923	162,360
Income tax (expense) benefit	(34,516)	19,839	(14,677)	(23,692)	13,449	(10,243)
Net income	$78,711	$27,516	$106,227	$123,745	$28,372	$152,117
Cost of Goods Sold. Cost of goods sold decreased by $0.9 million for the three months ended September 30, 2022 primarily due to recognizing compensation expense based on the remeasurement of the fair value of the PBNQSO at period end using the Black-Scholes option-pricing model compared to the previously recognized compensation expense based on the grant date fair value calculated using the Black-Scholes option-pricing model. Cost of goods sold decreased by $4.6 million for the nine months ended September 30, 2022 primarily due to recognizing compensation expense based on the remeasurement of the fair value of the PBNQSO at period end using the Black-Scholes option-pricing model compared to the previously recognized compensation expense based on the grant date fair value calculated using the Black-Scholes option-pricing model of $1.4 million and a decrease in the amortization of inventory step-up related to the Business Combination of $3.2 million.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $6.7 million and $10.3 million for the three and nine months ended September 30, 2022, respectively, primarily due to recognizing compensation expense based on the remeasurement of the fair value of the PBNQSO at period end using the Black-Scholes option-pricing model compared to the previously recognized compensation expense based on the grant date fair value calculated using the Black-Scholes option-pricing model.
Income Tax (Expense) Benefit. Income tax expense decreased by $19.8 million and $13.4 million for the three and nine months ended September 30, 2022, respectively, primarily due to the change in recognizing compensation expense related to the PBNQSO.

June 2022 Quarter
The following table and discussion reflect the effect of the restatement on the results of operations for the June 2022 Quarter (in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$100,965	$—	$100,965	$158,723	$—	$158,723
Cost of goods sold	72,423	(373)	72,050	117,050	(3,657)	113,393
Gross profit	28,542	373	28,915	41,673	3,657	45,330
Operating expenses:
Selling, general and administrative expense	22,614	(2,935)	19,679	42,422	(3,589)	38,833
Amortization expense	13,802	—	13,802	27,657	—	27,657
Founders advisory fees - related party	(20,465)	—	(20,465)	(80,313)	—	(80,313)
Other operating expense	260	—	260	456	—	456
Total operating expenses (income)	16,211	(2,935)	13,276	(9,778)	(3,589)	(13,367)
Operating income	12,331	3,308	15,639	51,451	7,246	58,697
Other expense (income):
Interest expense, net	12,142	—	12,142	22,638	—	22,638
Gain on contingent earn-out	(9,398)	—	(9,398)	(9,398)	—	(9,398)
Unrealized foreign currency loss	3,156	—	3,156	4,036	—	4,036
Other income, net	(200)	—	(200)	(35)	—	(35)
Total other expense, net	5,700	—	5,700	17,241	—	17,241
Income before income taxes	6,631	3,308	9,939	34,210	7,246	41,456
Income tax benefit (expense)	592	(1,604)	(1,012)	10,824	(6,390)	4,434
Net income	$7,223	$1,704	$8,927	$45,034	$856	$45,890
Cost of Goods Sold. Cost of goods sold decreased by $0.4 million for the three months ended June 30, 2022 primarily due to recognizing compensation expense based on the remeasurement of the fair value of the PBNQSO at period end using the Black-Scholes option-pricing model compared to the previously recognized compensation expense based on the grant date fair value calculated using the Black-Scholes option-pricing model. Cost of goods sold decreased by $3.7 million for the six months ended June 30, 2022 primarily due to recognizing compensation expense based on the remeasurement of the fair value of the PBNQSO at period end using the Black-Scholes option-pricing model compared to the previously recognized compensation expense based on the grant date fair value calculated using the Black-Scholes option-pricing model of $0.5 million and a decrease in the amortization of inventory step-up related to the Business Combination of $3.2 million.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $2.9 million and $3.6 million, for the three and six months ended June 30, 2022, respectively, primarily due to recognizing compensation expense based on the remeasurement of the fair value of the PBNQSO at period end using the Black-Scholes option-pricing model compared to the previously recognized compensation expense based on the grant date fair value calculated using the Black-Scholes option-pricing model.
Income Tax Benefit (Expense). Income tax benefit decreased by $1.6 million and $6.4 million for the three and six months ended June 30, 2022, respectively, primarily due to the change in recognizing compensation expense related to the PBNQSO.
March 2022 Quarter
The following table reflects the effect of revisions on the results of operations for the March 2022 Quarter (in thousands):

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Restated
Cost of goods sold	$44,627	$(3,284)	$41,343
Gross profit	$13,131	$3,284	$16,415
Operating expenses:
Selling, general and administrative expense	$19,808	$(654)	$19,154
Total operating expenses	$(25,989)	$(654)	$(26,643)
Operating income	$39,120	$3,938	$43,058
Income before income taxes	$27,579	$3,938	$31,517
Income tax benefit (expense)	10,232	(4,786)	5,446
Net income (loss)	$37,811	$(848)	$36,963
December 2021 Period
The following table reflects the effect of revisions on the results of operations for the December 2021 Period (in thousands):

	November 9, 2021 Through December 31, 2021
	As Reported	Adjustment	As Restated
Cost of goods sold	$20,533	$3,177	$23,710
Gross profit	$490	$(3,177)	$(2,687)
Operating loss	$(677,578)	$(3,177)	$(680,755)
Loss before income taxes	$(685,132)	$(3,177)	$(688,309)
Income tax benefit	4,675	1,485	6,160
Net loss	$(680,457)	$(1,692)	$(682,149)
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, higher costs from inflation, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly.
We have the following financing arrangements in place to, among other things, fund our operations and supplement our liquidity position.
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
As of December 31, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
On November 9, 2021, SK Intermediate II assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 issued by Escrow Issuer under an indenture dated as of October 22, 2021 (“Indenture”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year, commencing on April 30, 2022.
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
For additional information about our long-term debt, refer to Note 7, “Long-Term Debt and Redeemable Preferred Shares,” in the notes to the consolidated financial statements included in this Annual Report.
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

On July 21, 2022, subject to certain limits, the shareholders’ of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years. On November 3, 2022, the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by Company’s shareholder on July 21, 2022.
The Company repurchased 6,436,736 Ordinary Shares for the year ended December 31, 2022, of which 597,513 Ordinary Shares were repurchased on behalf of a wholly-owned subsidiary. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
For additional information about our Share Repurchase Plan, refer to Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," and Note 10, “Equity,” in the notes to the consolidated financial statements included in this Annual Report.
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
The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading day of Ordinary Shares. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. Because up to 50% of the aggregate shares could be settled through a cash payment, 50% are classified as a liability and the remaining 50% is classified within equity. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date. As a result, the compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.
As of December 31, 2022, the Advisory Amounts payable to the EverArc Founder Entity over the term of the Founder Advisory Agreement was $341.4 million. The fair value of the Fixed Annual Advisory Amount was calculated to be $104.4 million based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $8.86 and the fair value of the Variable Annual Advisory Amount was determined to be $237.0 million using a Monte Carlo simulation model.
For 2022, the EverArc Founder Entity is entitled to receive Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $20.9 million, based on average price of $8.86 per Ordinary Share (the “2022 Fixed Amount”). The EverArc Founder Entity did not qualify to receive Variable Annual Advisory Amount for 2022 as average price of $8.86 per Ordinary Share for 2022 was lower than the average price of $13.63 per Ordinary Share established for 2021. The EverArc Founder Entity elected to receive approximately 77.7% of the 2022 Advisory Amounts in Ordinary Shares (1,831,653 Ordinary Shares) and approximately 22.3% of the Advisory Amounts in cash ($4.7 million). On February 15, 2023, the Company issued 1,831,653 Ordinary Shares and paid $4.7 million in cash in satisfaction of 2022 Advisory Amounts.
For additional information about the Founder Advisory Agreement, refer to Note 13, “Related Parties,” in the notes to the consolidated financial statements included in this Annual Report.
We believe that our existing cash and cash equivalents of approximately $126.8 million as of December 31, 2022, net cash flows generated from operations and availability under the Revolving Credit Facility will be sufficient to meet our current capital expenditures, working capital, founders’ advisory fee payments and debt service requirements for at least 12 months from the filing date of this Annual Report. Our fiscal year 2023 capital expenditure budget is $10 million, which we expect will cover both our maintenance and growth capital expenditures. We may also utilize borrowings available to us under various other financing sources, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, pay the Advisory Amounts and meet long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
Sources and Uses of Cash
The following table presents the sources and uses of our cash for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Cash (used in) provided by:
Operating activities	$(40,172)	$4,359	$67,991	$70,826
Investing activities	(10,251)	(1,210,623)	(15,746)	(9,467)
Financing activities	(48,812)	(697,221)	(64,210)	(45,610)
Effect of foreign currency on cash and cash equivalents	431	(738)	435	(3,093)
Net change in cash and cash equivalents	$(98,804)	$(1,904,223)	$(11,530)	$12,656
Operating Activities
Cash (used in) provided by operating activities was $(40.2) million, $4.4 million, $68.0 million and $70.8 million for the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period,

respectively. For the year ended December 31, 2022, the change was primarily due to a founders advisory fee payment of $53.5 million and an increase in inventory of $61.9 million due to a mild fire season in North America during 2022 offset by higher net income. During the 2021 Successor Period the operating cash flows were negatively impacted by lower net income and an increase in working capital, offset by share-based compensation. Operating cash flows for the 2021 Predecessor Period were negatively impacted by an increase in working capital which was offset by higher net income and non-cash depreciation and amortization expense. The increase in working capital was primarily due to an increase in accounts receivable from higher net sales. Operating cash flows for the 2020 Predecessor Period were favorably impacted by the increased net income primarily driven by higher retardant sales, partially offset by declines in working capital.
Investing Activities
Cash used in investing activities was $10.3 million, $1,210.6 million, $15.7 million and $9.5 million for the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period, respectively. During the year ended December 31, 2022, we purchased property and equipment of $8.6 million and paid an additional $1.6 million to SK Holdings upon finalization of the difference in estimated and actual working capital as of the Closing Date under the Business Combination Agreement. During the 2021 Successor Period, we acquired SK Intermediate for cash consideration of $1,209.2 million, net of approximately $11.0 million in cash acquired, and purchased property and equipment of $1.5 million. During the 2021 Predecessor Period, we paid a total of $7.5 million in cash related to the acquisitions of Budenheim Iberica, S.L.U., PC Australasia Pty Ltd., and Magnum Fire & Safety Systems. We also purchased property and equipment of $8.3 million. During the 2020 Predecessor Period, we paid $2.0 million, net of cash acquired, related to the acquisition of LaderaTech, Inc., and also purchased property and equipment of $7.5 million.
Financing Activities
Cash used in financing activities was $48.8 million, $697.2 million, $64.2 million and $45.6 million for the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period, respectively. During the year ended December 31, 2022, we repurchased outstanding Ordinary Shares for $49.3 million offset by $0.5 million in proceeds from exercise of Warrants. During the 2021 Successor Period, we borrowed $40.0 million against the Revolving Credit Facility and paid $2.3 million of revolver fees. The Revolving Credit Facility was repaid in full on December 9, 2021. Upon the Business Combination, the Director Subscribers acquired Ordinary Shares valued at $2.0 million. We repaid $697.0 million of debt previously held by SK Intermediate. During the 2021 Predecessor Period, we distributed $60.0 million to our shareholders and we received $19.5 million in proceeds from the Revolving Credit Facility, which was offset by repayments of $19.5 million on the Revolving Credit Facility and repayments of $4.2 million on long-term debt. During the 2020 Predecessor Period, we received $72.1 million in proceeds from the Revolving Credit Facility, which was fully offset by repayments of $97.1 million and $20.6 million against the outstanding balance on the Revolving Credit Facility and long-term debt, respectively.
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

Business Combinations
We account for our business combinations using the acquisition accounting method, which requires us to determine and recognize assets acquired and liabilities assumed at their acquisition date fair value, including any contingent consideration and the recognition of acquisition-related costs in the consolidated statements of operations and comprehensive income (loss) in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill is deemed to have an indefinite life and is assessed for impairment annually at the reporting unit level or more frequently when events or circumstances occur that indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value. The Company conducts an annual impairment test on October 1st each year.
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
In accordance with the accounting guidance, we elected to bypass the qualitative assessment and proceeded directly to performing a quantitative goodwill impairment test. On October 1, 2022, we performed a quantitative assessment for our Fire Safety and Specialty Products reporting units to determine whether impairment exists from the most recent valuation date due to current adverse macro-economic conditions, including but not limited to supply chain delays, geopolitical conflict and more recently from unfavorable changes in foreign exchange rates due to strengthening of the U.S. dollar, steady increase in federal funds rate by the Federal Reserve and decline in market price of our Ordinary Shares. In determining the fair value of the reporting unit, we used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value.
Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of our EBITDA.
The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of a reporting unit’s fair value. We use a consistent approach across both the reporting units when considering the weight of the income and market approaches for calculating the fair value of each of our reporting units. This approach relies equally (50%) on the calculated fair value derived from the income approach and market approach. We believe this approach is consistent with that of a market participant in valuing prospective purchase business combinations. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.
The assumptions for our future cash flows begin with our historical operating performance adjusted for the impact of known economic, industry and market trends as well as the impact that we expect from planned business initiatives including new product initiatives, client service and retention standards, and cost management programs. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of our reporting units was 3.0% based on management’s assessment of the minimum expected terminal growth rate of the reporting unit, as well as broader economic considerations such as inflation and the maturity of the markets we serve. We projected revenue growth for our reporting units in completing our impairment testing based on expected planned business initiatives and prevailing trends exhibited by these reporting units. The anticipated revenue growth in the reporting units, however, is partially offset by assumed increases in expenses.
We utilize a weighted average cost of capital (“WACC”), in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. We believe the benchmark companies used for our Fire Safety and Specialty Products reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks and participate in similar markets. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the Fire Safety and Specialty Products reporting units were 15.5% and 10.5%, respectively.
The estimated fair value of the reporting units is derived from the valuation techniques described above incorporating the related projections and assumptions. Impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for our Fire Safety and Specialty Products reporting units exceeded their related carrying values as of October 1, 2022. As a result, no goodwill impairment was recorded.
The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value.
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
The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment and intangible assets subject to amortization is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate to estimate future cash flows to be generated by the asset group, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results. As of December 31, 2022, based on the consideration of impairment indicators, we determined that there were no indications that the carrying values of the Company’s asset groups are not recoverable, as a result, we concluded that there was no impairment of property, plant and equipment and intangible assets subject to amortization.
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
Share-Based Compensation
We have granted equity-based awards consisting of PBNQSO to key employees, officers and directors. The PBNQSO are subject to performance conditions such that the number of awards that ultimately vest depends on the calculation of AOP during the performance period compared to targets established at the award date. Because the terms of the PBNQSO provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the awards until a grant date is established. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values calculated using the Black-Scholes option-pricing model at the grant date. The fair value for PBNQSO for which a grant date has not been established is estimated on the last date of the reporting period using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including the fair value of the underlying Ordinary Shares, the risk-free interest rate, the expected equity volatility, and the expected term of the option. The Company records forfeitures as they are incurred. The fair value of PBNQSO is expensed proportionately for each tranche over the applicable service period in which the performance conditions are deemed probable of achievement.
Service-based restricted stock units are valued using the market price of our Ordinary Shares on the grant date. The grant date fair value of the restricted stock units is expensed on a straight-line basis over the applicable vesting period.
Under the Founder Advisory Agreement, in exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founders Entity is entitled to receive both, a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount until the years ending December 31, 2027 and 2031, respectively. At the election of the EverArc Founders Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and the remainder in cash. The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares. The Variable Annual

Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the fair value of the underlying Ordinary Shares, the risk-free interest rate, the expected equity volatility, and the expected term of the Founder Advisory Agreement.
As of December 31, 2022, the Advisory Amounts payable to the EverArc Founder Entity over the term of the Founder Advisory Agreement was $341.4 million. The fair value of the Fixed Annual Advisory Amount was calculated to be $104.4 million based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $8.86 and the fair value of the Variable Annual Advisory Amount was determined to be $237.0 million using a Monte Carlo simulation model.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted LIBOR plus or base rate plus an applicable margin. At December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility.
On November 9, 2021, in connection with the Business Combination, SK Intermediate II assumed the Senior Notes. Our Senior Notes bear interest at a fixed rate of 5.00%.
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
Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID # 243)	64

Consolidated Financial Statements:

Consolidated Financial Statements as of December 31, 2022 and 2021 and for the year ended December 31, 2022, for the period from November 9, 2021 through December 31, 2021 (Successor), for the period from January 1, 2021 through November 8, 2021 (Predecessor) and for the year ended December 31, 2020 (Predecessor):

Consolidated Balance Sheets	69
Consolidated Statements of Operations and Comprehensive Income (Loss)	70
Consolidated Statements of Shareholders' Equity	71
Consolidated Statements of Cash Flows	72

Notes to Consolidated Financial Statements:
Note 1 Description of Business and Basis of Presentation	74
Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements	76
Note 3 Business Acquisitions	85
Note 4 Balance Sheet Components	89
Note 5 Goodwill and Other Intangible Assets	90
Note 6 Leases	91
Note 7 Long-Term Debt and Redeemable Preferred Shares	93
Note 8 Income Taxes	97
Note 9 Commitments and Contingencies	100
Note 10 Equity	100
Note 11 Share-Based Compensation and Employee Benefits	102
Note 12 Fair Value Measurements	104
Note 13 Related Parties	107
Note 14 Revenue Recognition	109
Note 15 Earnings Per Share	109
Note 16 Segment Information	110
Note 17 Parent Company Information	113
Note 18 Restatement of Previously Issued Financial Statements	117
Note 19 Subsequent Event	128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Perimeter Solutions, SA
Grand Duchy of Luxembourg
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Perimeter Solutions, SA (the “Company”) as of December 31, 2022 and 2021 (Successor), the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2022 (Successor), for the period from November 9, 2021 through December 31, 2021 (Successor), for the period from January 1, 2021 through November 8, 2021 (Predecessor), and for the year ended December 31, 2020 (Predecessor) and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2022 (Successor), for the period from November 9, 2021 through December 31, 2021 (Successor), for the period from January 1, 2021 through November 8, 2021 (Predecessor) and for the year ended December 31, 2020 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2023 expressed an adverse opinion thereon.
Change in Accounting Method Related to Leases
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of the Accounting Standards Codification (“ASC”) 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the Probability of Achieving the Vesting Performance Criteria of Certain Share-Based Awards
As described in Notes 2 and 11 to the consolidated financial statements, the Company recognizes certain share-based compensation expense based on the fair value of the number of share-based payment awards that are ultimately expected to vest during the period. Share-based awards with performance-based vesting conditions require the achievement of certain financial criteria as a condition to the vesting. The performance-based awards with financial criteria have an Annual Operational Performance per Diluted Share or “AOP”. The AOP is determined as of the last day of a given fiscal year of the Company, the ratio of (1) the excess of (a) the product of (i) earnings before interest, taxes, depreciation, and amortization (EBITDA) targets and (ii) the Fixed Market Multiple over (b) Net Debt to (2) the Company’s number of Diluted Shares within fiscal years 2022 through 2026. At each reporting period, the Company reassesses the probability of achieving the performance criteria required to meet those vesting targets. For the year ended December 31, 2022, the Company’s consolidated share-based compensation expense for these performance-based awards was $14.6 million. As of December 31, 2022 there was approximately $26.0 million of total unrecognized compensation expense related to the non-vested portion of these performance-based awards.
We identified the assessment of the probability of vesting performance criteria of certain share-based awards as a critical audit matter. The principal consideration for our determination is the significant judgement used to evaluate the significant assumptions used in the determination of the EBITDA projections, including the forecasted revenue growth rates and operating margins. Auditing these elements involved complex auditor judgment due to the nature and extent of the audit effort required and the level of uncertainty associated with such forecasts.
The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of the forecasted revenue growth rates and operating margins used in the determination of the EBITDA projections by comparing to historical information and considering contradictory evidence.
•Testing the mathematical accuracy of management’s determination of the probability of achieving the performance targets established by agreeing to the terms and definitions stated in the award agreements.
Goodwill Impairment Assessment
As described in Notes 2 and 5 to the consolidated financial statements, the Company conducts a goodwill impairment test on October 1st each year. For the October 1, 2022 impairment test, the Company performed a quantitative test for its Fire Safety and Specialty Products reporting units using a combination of the income and market valuation techniques. These techniques incorporate various assumptions, the most significant being short and long-term revenue growth rates, operating margins, and the discount rate (weighted average cost of capital) used to estimate and discount future cash flows. If the carrying value of the reporting unit exceeds its fair value, goodwill impairment is measured as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The Company’s consolidated goodwill balance was $1.03 billion at December 31, 2022.
We identified the goodwill impairment assessment for the Fire Safety and Specialty Products reporting units as a critical audit matter. The principal consideration for our determination is the significant judgment used to evaluate the significant assumptions used to determine the fair value of the reporting units, including the forecasted revenue growth rates and operating margins, the discount rate included in the income approach, and the enterprise value multiples included in the market approach. Auditing the estimates and assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of the forecasted revenue growth rates and operating margins used in management’s income approach analysis by comparing to prior period forecasts, historical operating performance, and evidence obtained in other areas of the audit for consistency and reasonableness.
•Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) evaluating the appropriateness of the methodologies used to determine the fair value of the reporting units, including the weighting of the income and market approaches, (ii) evaluating the reasonableness of discount rate used in the income approach, (iii) evaluating the reasonableness of the market multiples used in the market approach, (iv) evaluating the reasonableness of the market capitalization reconciliation, including the implied control premium, (v) evaluating trend analysis of key projections, ratio analysis, and benchmarking of certain assumptions with available market data, (vi) testing the mathematical accuracy of the Company’s calculations, , and (vii) evaluating the professional qualifications of management’s specialists and their relationship to the Company.
•Testing the reconciliation of the estimated fair value of the Company’s reporting units to the indicated market capitalization of the Company as a whole.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Houston, Texas
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Perimeter Solutions, SA
Grand Duchy of Luxembourg
Opinion on Internal Control over Financial Reporting
We have audited Perimeter Solutions, SA (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021 (Successor), the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December, 2022 (Successor), for the period from November 9, 2021 through December 31, 2021 (Successor), for the period from January 1, 2021 through November 8, 2021 (Predecessor), and for the year ended December 31, 2020 (Predecessor) and the related notes (collectively referred to as “the financial statements”) and our report dated March 1, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material Weaknesses regarding management’s failure to design and implement controls at a sufficient level of precision over (i) consideration of key terms and conditions affecting the grant date in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, when accounting for performance-based options; and (ii) review of complex accounting areas and related disclosures, including business combinations, specifically on its effects on the presentation of the statement of cash flows, equity issuance costs and transaction costs and the judgments made in the determination of purchase consideration, and goodwill impairment assessment, specifically related to the determination of carrying values and the valuation assumptions, has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 1, 2023 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
Houston, Texas
March 1, 2023

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$126,750	$225,554
Accounts receivable, net	26,646	24,319
Inventories	142,961	106,910
Income tax receivable	214	816
Prepaid expenses and other current assets	11,951	14,161
Total current assets	308,522	371,760
Property, plant and equipment, net	58,846	62,247
Operating lease right-of-use assets	18,582	—
Goodwill	1,031,460	1,041,325
Customer lists, net	710,329	753,459
Technology and patents, net	232,818	247,368
Tradenames, net	94,293	100,005
Other assets, net	1,766	2,219
Total assets	$2,456,616	$2,578,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,794	$27,469
Accrued expenses and other current liabilities	32,705	19,025
Founders advisory fees payable - related party	4,655	53,547
Deferred revenue	—	445
Total current liabilities	74,154	100,486
Long-term debt	665,280	664,128
Operating lease liabilities, net of current portion	15,484	—
Deferred income taxes	278,270	297,148
Founders advisory fees payable - related party	170,718	312,242
Redeemable preferred shares	101,279	96,867
Redeemable preferred shares - related party	3,209	3,699
Other non-current liabilities	9,322	22,195
Total liabilities	1,317,716	1,496,765
Commitments and Contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 163,234,542 and 157,237,435 shares issued; 156,797,806 and 157,237,435 shares outstanding at December 31, 2022 and 2021, respectively	163,235	157,237
Treasury shares, at cost; 6,436,736 shares at December 31, 2022 and no shares at December 31, 2021	(49,341)	—
Additional paid-in capital	1,698,781	1,670,033
Accumulated other comprehensive loss	(25,471)	(7,135)
Accumulated deficit	(648,304)	(738,517)
Total shareholders’ equity	1,138,900	1,081,618
Total liabilities and shareholders’ equity	$2,456,616	$2,578,383
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Net sales	$360,505	$21,023	$341,315	$339,577
Cost of goods sold	217,853	23,710	172,136	177,532
Gross profit	142,652	(2,687)	169,179	162,045
Operating expenses:
Selling, general and administrative expense	74,319	16,982	38,981	37,747
Amortization expense	55,105	8,004	45,424	51,458
Founders advisory fees - related party	(117,302)	652,990	—	—
Other operating expense	465	92	4,153	1,364
Total operating expenses	12,587	678,068	88,558	90,569
Operating income (loss)	130,065	(680,755)	80,621	71,476
Other expense (income):
Interest expense, net	42,585	6,352	39,087	42,017
(Gain) loss on contingent earn-out	(12,706)	198	2,965	—
Unrealized foreign currency loss (gain)	3,462	1,006	4,026	(5,640)
Other (income) expense, net	(503)	(2)	(222)	367
Total other expense, net	32,838	7,554	45,856	36,744
Income (loss) before income taxes	97,227	(688,309)	34,765	34,732
Income tax (expense) benefit	(5,469)	6,160	(14,136)	(10,483)
Net income (loss)	91,758	(682,149)	20,629	24,249
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(18,336)	(7,135)	236	4,787
Total comprehensive income (loss)	$73,422	$(689,284)	$20,865	$29,036
Earnings (loss) per share:
Basic	$0.57	$(4.34)	$0.39	$0.46
Diluted	$0.52	$(4.34)	$0.39	$0.46
Weighted average number of ordinary shares outstanding:
Basic	160,937,575	157,158,579	53,045,510	53,045,510
Diluted	175,079,941	157,158,579	53,045,510	53,045,510
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Predecessor	Shares	Amount	Shares	Amount
Balance, December 31, 2019	53,045,510	$53,046	—	$—	$289,344	$(7,961)	$(72,043)	$262,386
Net income	—	—	—	—	—	—	24,249	24,249
Other comprehensive income	—	—	—	—	—	4,787	—	4,787
Balance, December 31, 2020	53,045,510	53,046	—	—	289,344	(3,174)	(47,794)	291,422
Shareholders’ capital distributions	—	—	—	—	(60,000)	—	—	(60,000)
Share-based compensation	—	—	—	—	156	—	—	156
Net income	—	—	—	—	—	—	20,629	20,629
Other comprehensive income	—	—	—	—	—	236	—	236
Balance, November 8, 2021	53,045,510	$53,046	—	$—	$229,500	$(2,938)	$(27,165)	$252,443

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Successor	Shares	Amount	Shares	Amount
Balance, November 9, 2021	156,937,410	$156,937	—	$—	$1,376,312	$—	$(56,368)	$1,476,881
Sale of ordinary shares issued to Director Subscribers	200,000	200	—	—	1,800	—	—	2,000
Share-based compensation	—	—	—	—	290,846	—	—	290,846
Ordinary shares issued related to share-based compensation	100,000	100	—	—	1,075	—	—	1,175
Warrants exercised	25	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(682,149)	(682,149)
Other comprehensive loss	—	—	—	—	—	(7,135)	—	(7,135)
Balance, December 31, 2021	157,237,435	157,237	—	—	1,670,033	(7,135)	(738,517)	1,081,618
Share-based compensation	—	—	—	—	14,649	—	—	14,649
Ordinary shares issued related to founders advisory fees - related party	5,952,992	5,954	—	—	(5,954)	—	—	—
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	—	—	—	—	19,568	—	—	19,568
Warrants exercised	44,115	44	—	—	485	—	—	529
Ordinary shares repurchased	—	—	6,436,736	(49,341)	—	—	—	(49,341)
Cumulative effect of accounting change on adoption of ASU 2016-13	—	—	—	—	—	—	(1,545)	(1,545)
Net income	—	—	—	—	—	—	91,758	91,758
Other comprehensive loss	—	—	—	—	—	(18,336)	—	(18,336)
Balance, December 31, 2022	163,234,542	$163,235	6,436,736	$(49,341)	$1,698,781	$(25,471)	$(648,304)	$1,138,900
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Cash flows from operating activities:
Net income (loss)	$91,758	$(682,149)	$20,629	$24,249
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Founders advisory fees - related party (change in accounting fair value)	(117,302)	—	—	—
Depreciation and amortization expense	65,795	9,379	52,000	58,117
Interest and payment-in-kind on preferred shares	6,537	944	—	—
Share-based compensation	14,649	4,821	156	—
Non-cash lease expense	5,390	—	—	—
Share-based compensation - Founders advisory fees - related party (equity settled)	—	287,200	—	—
Deferred income taxes	(17,000)	(2,155)	(11,244)	(2,684)
Amortization of deferred financing costs	1,602	224	14,592	3,471
Amortization of acquisition related inventory step-up	24,796	6,125	—	—
(Gain) loss on contingent earn-out	(12,706)	198	2,965	—
Unrealized loss (gain) on foreign currency	3,462	1,006	4,026	(5,640)
Loss on disposal of assets	9	—	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,190)	27,977	(28,872)	11,734
Inventories	(61,934)	(13,259)	(10,201)	11,170
Prepaid expenses and other current assets	1,922	(5,230)	(9,426)	(9,948)
Other assets	—	54	884	479
Accounts payable	9,696	8,194	10,108	(9,608)
Deferred revenue	(383)	332	(149)	—
Income taxes payable, net	8,920	(8,985)	18,835	(5,860)
Accrued expenses and other current liabilities	(647)	436	146	(5,572)
Founders advisory fees - related party (cash settled)	(53,547)	365,789	—	—
Operating lease liabilities	(5,072)	—	—	—
Other liabilities	73	3,458	3,542	918
Net cash (used in) provided by operating activities	(40,172)	4,359	67,991	70,826
Cash flows from investing activities:
Acquisition of SK Invictus, net of cash acquired	—	(1,209,155)	—	—
Purchase of property and equipment	(8,613)	(1,468)	(8,282)	(7,497)
Purchase price adjustment under Business Combination Agreement	(1,638)	—	—	—
Purchase of businesses, net of cash acquired	—	—	(7,464)	(1,970)
Net cash used in investing activities	(10,251)	(1,210,623)	(15,746)	(9,467)
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Cash flows from financing activities:
Ordinary shares repurchased	(49,341)	—	—	—
Proceeds from exercise of warrants	529	—	—	—
Sale of Ordinary Shares issued to Director Subscribers	—	2,000	—	—
Shareholders’ capital distributions	—	—	(60,000)	—
Proceeds from revolving credit facility	—	40,000	19,500	72,100
Repayments of revolving credit facility	—	(40,000)	(19,500)	(97,100)
Repayments of long-term debt	—	(696,971)	(4,210)	(20,610)
Payment of debt issue costs	—	(2,250)	—	—
Net cash used in financing activities	(48,812)	(697,221)	(64,210)	(45,610)
Effect of foreign currency on cash and cash equivalents	431	(738)	435	(3,093)
Net change in cash and cash equivalents	(98,804)	(1,904,223)	(11,530)	12,656
Cash and cash equivalents, beginning of period	225,554	2,129,777	22,478	9,822
Cash and cash equivalents, end of period	$126,750	$225,554	$10,948	$22,478
Supplemental disclosures of cash flow information:
Cash paid for interest	$35,488	$174	$24,559	$45,441
Cash paid for income taxes	$13,488	$4,517	$7,092	$19,336
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$19,568	$—	$—	$—
Redeemable preferred shares issued as consideration for business combination	$—	$100,000	$—	$—
Management Subscribers rollover contribution	$—	$11,048	$—	$—
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
•pursuant to the Merger, 155,832,600 EverArc Ordinary Shares (the “EverArc Ordinary Shares”) outstanding immediately prior to the Merger were exchanged for ordinary shares of PSSA (the “Ordinary Shares”); and
•34,020,000 outstanding EverArc Warrants (the “EverArc Warrants”) were converted into the right to purchase Ordinary Shares with each whole EverArc Warrant entitling the holder thereof to purchase one-fourth of one Ordinary Share at an exercise price of $12.00 per whole Ordinary Share (the “Warrants”); and
On November 8, 2021, pursuant to separate subscription agreements (collectively, the “Subscription Agreements”) entered into among EverArc, SK Holdings, PSSA and other investors, including investors affiliated with SK Holdings purchased an aggregate of 115,000,000 EverArc Ordinary Shares at $10.00 per share (collectively, the “PIPE Subscribers”) that were converted into Ordinary Shares pursuant to the Merger.
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
•Ordinary Shares, nominal value, $1.00 per share, listed and began trading on New York Stock Exchange ("NYSE") under the symbol "PRM"; and

•members of management of SK Intermediate (collectively, the “Management Subscribers”) were granted an aggregate of 1,104,810 Ordinary Shares at $10.00 per share as consideration and two of the Company’s directors (the “Director Subscribers”) purchased an aggregate of 200,000 Ordinary Shares (the “Director Shares”) at $10.00 per share.
•$675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 ("Senior Notes") issued by EverArc Escrow S.à r.l. (“Escrow Issuer”) was assumed by SK Invictus Intermediate II S.à r.l., a wholly-owned subsidiary of PSSA (“SK Intermediate II.”)
The cash consideration for the Business Combination was funded through cash on hand, proceeds from the sale of Ordinary Shares, proceeds from the issuance of Senior Notes and borrowings under the Company’s revolving credit facility.
Business Operations
Perimeter Solutions is a global solutions provider for the fire safety and specialty products industries. Approximately 74% of the Company's annual revenues is derived in the United States, approximately 15% in Europe, approximately 5% in Canada and approximately 2% in Mexico, with the remaining approximately 4% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products (formerly Oil Additives).
The Fire Safety business is a formulator and manufacturer of fire management products that help the Company’s customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. The Company’s Fire Safety business also offers specialized equipment and services, typically in conjunction with its fire management products to support firefighting operations. The Company’s specialized equipment includes air base retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that it custom designs and manufactures to meet specific customer needs. Significant end markets include primarily government-related entities and are dependent on approvals, qualifications, and permits granted by the respective governments and commercial customers around the world.
In June 2022, the Oil Additives segment, which produces and sells Phosphorus Pentasulfide ("P2S5"), was renamed the Specialty Products segment to better reflect the current and expanding applications for P2S5 in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”), which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
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
Inflationary Cost Environment
During fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues. Perimeter is subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. Interest payments for borrowings under the Company’s revolving credit facility are based on variable rates. As a result, an increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

Ongoing COVID-19 Pandemic
The pandemic caused by an outbreak of a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 (“COVID-19”) that began in December 2019 introduced significant volatility to the global health and economic environment, including millions of confirmed COVID-19 cases, business slowdowns or shutdowns, government challenges and market volatility throughout 2020 into 2022.
While the ongoing impact from the COVID-19 pandemic has subsided, disruptions to supply chains, transportation efficiency, and availability of raw materials and labor continue to persist. The exact pace and timing of the economic recovery remains uncertain and is expected to continue to be uneven depending on various factors. As the consequences of the pandemic and adverse impact to the global economy continue to evolve, the future adverse impact on the Company’s business and financial statements remains subject to uncertainty as of the date of this filing.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Basis of Presentation
In connection with the Business Combination, the Merger was accounted for as a common control transaction, where substantially all of the net assets of PSSA will be those previously held by EverArc and are recognized by PSSA at EverArc’s carrying value. Upon the acquisition of SK Intermediate, PSSA was determined to be the legal and accounting acquirer (the "Successor") and SK Intermediate was deemed to be the accounting predecessor (the "Predecessor"). The business combination of SK Intermediate was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting, the Company’s consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2021 to November 8, 2021 (the “2021 Predecessor Period”); the year ended December 31, 2020 (the “2020 Predecessor Period”); and the period on and after the consummation of the Business Combination, from the Closing Date to December 31, 2021 (the “2021 Successor Period”).
The accompanying consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements for the prior periods include certain reclassifications that were made to conform to the current period presentation. Such reclassifications have no impact on previously reported consolidated financial position, results of operations or cash flows.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amounts due from customers for products or services provided. The Company evaluates the collectability of its accounts receivable based on management's estimate for expected credit losses for outstanding accounts receivables. The Company determines expected credit losses based upon a number of factors, including historical experience, the likelihood of payment from its customers, and any other known specific factors associated with its customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable and reassess the adequacy of the allowance each reporting period. Account balances are charged-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had an allowance for doubtful accounts of $0.9 million and $1.0 million as of December 31, 2022 and 2021, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value using the weighted-average cost method. The Company evaluates inventories periodically during each reporting period for obsolete, excess, or slow-moving products and will record any adjustment, if necessary, to report these items at an estimated net realizable value. As of December 31, 2022 and 2021, the reserve for inventory obsolescence was insignificant.
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
The Company’s reporting units are either its operating business segments or one level below its operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. The Company estimates the fair value based on combination of the income and market present value techniques involving future cash flows. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins, discount rate as well as other economic or industry-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. The Company performs a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. The Company uses a Weighted Average Cost of Capital (“WACC”) approach to determine its discount rate for goodwill recoverability testing. WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond its control.
In accordance with the accounting guidance, the Company elected to bypass the qualitative assessment and proceeded directly to performing a quantitative goodwill impairment test. On October 1, 2022, the Company performed a quantitative assessment for its Fire Safety and Specialty Products reporting units to determine whether impairment exists from the most recent valuation date due to current adverse macro-economic conditions, including but not limited to supply chain delays, geopolitical conflict and more recently from unfavorable changes in foreign exchange rates due to strengthening of the U.S. dollar, steady increase in federal funds rates by Federal Reserve and decline in market price of the Company’s Ordinary Shares. In determining the fair value of the reporting unit, the Company used a combination of the income and market approaches to estimate the reporting unit’s business enterprise value. The estimated fair value for the Fire Safety and Specialty Products reporting units exceeded their related carrying values as of October 1, 2022. As a result, no goodwill impairment was recorded.
There was no impairment of goodwill during the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period or 2020 Predecessor Period.
Intangible Assets
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
Impairment of Long-Lived Assets
Long-lived assets include acquired property, plant, and equipment and intangible assets subject to amortization. The Company evaluates the recoverability of long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. The Company determines the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. As of December 31, 2022, based on the consideration of impairment indicators, the Company determined that there were no indications that the carrying values of the Company’s asset groups are not recoverable, as a result, it concluded that there was no impairment of long-lived assets. There were no impairments of long-lived assets during the 2021 Successor Period, 2021 Predecessor Period or 2020 Predecessor Period.
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
The Company derives its revenue from contracts with customers, which comprise of following principal activities as described:
•Full-service air base fire retardant includes sales from the supply and service of fire retardant to designated air tanker bases. The Company provides fire retardant product, the related equipment, and service personnel who operate the related equipment at the designated air tanker bases for the period specified in the contract with respect to each designated air tanker base. Product revenues are recognized at the point in time when product is shipped and control is transferred to the customer, typically when the product is consumed by the customer. The component of service revenue is recognized ratably over time as the customer simultaneously receives and consumes the services. The Company has entered into full-service contracts with the U.S. Forest Service (“USFS”) and the state of California. These contracts are between Perimeter Solutions and the USFS and/or the state of California for supply and service of long-term fire retardant to the designated air tanker bases of certain Government agencies. The revenue derived from these contracts is comprised of three performance obligations, namely product sales, providing operations and maintenance personnel services and leasing of specified equipment. The performance obligation for product sales is satisfied at a point in time, while for services and leases it is a “stand-ready obligation” and the revenue is recognized straight-line over the service period. Control of a product is deemed to be transferred to the customer upon shipment or delivery.
•Fire retardant, suppressant, and related equipment includes domestic and international sales of fire retardant and fire suppressant products. Product revenues are recognized at the point in time when control of the product is transferred to the customer which is upon shipment or delivery of the product to the customer, depending on the underlying contract terms.
•Specialty products includes domestic and international sales of oil additive products by the Company entities in the U.S. and Germany. Product revenues are recognized at the point in time when control of the product is transferred to the customer which is upon shipment or delivery of the product to the customer, depending on the underlying contract terms.
The Company uses the policy election to account for the shipping and handling activities as activities to fulfill the Company’s promise to transfer goods to the customer, rather than as a performance obligation. Accordingly, the costs of the shipping and handling activities are accrued for at the time of shipment.

The transaction price of a contract, or the amount the Company expects to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as sales incentives, wherever these adjustments are material. For full service contracts the transaction price is variable and is based upon gallons of product consumed by the customer during the service period i.e., mobilization period, which typically lasts during May through September. The Company includes the estimated amount of variable consideration in transaction price that it expects to receive to the extent it is probable that a significant revenue reversal will not occur.
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
The contracts entered by the Company have duration of one year or more. Any billings made to the customer during the financial year for which the related product or service is yet to be delivered on the cutoff date, i.e., December 31, is recognized as deferred revenue. There was no deferred revenue as of December 31, 2022 and $0.4 million as of December 31, 2021.
For full-service fire-retardant contracts, the Company identifies the fire-retardant product and the services as separate units of account. Substantially all performance obligations are satisfied by the end of the annual financial reporting period and the allocation of transaction price to each performance obligation does not have an impact on the recognition and measurement of revenues for the annual reporting period. There were no contract assets, contract obligations, or material rights as of December 31, 2022 and 2021.
Deferred Financing Fees
Successor
As of December 31, 2022 and 2021, unamortized debt issue costs of $9.7 million and $10.9 million, respectively, for the Company's Senior Notes were carried as a contra liability and are amortized over the term of the related debt using the effective interest method. As of December 31, 2022 and 2021, unamortized deferred financing costs of $1.7 million and $2.2 million, respectively, for the Company’s five-year revolving credit facility (the “Revolving Credit Facility”) were carried as a long-term asset and were amortized on a straight-line basis into interest expense over the term of the Revolving Credit Facility. Amortization of deferred financing fees was $1.2 million and $0.2 million for Senior Notes and $0.5 million and $0.1 million for the Revolving Credit Facility during the year ended December 31, 2022 and 2021 Successor Period, respectively, and is presented as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).

Predecessor
In connection with the Business Combination, on the Closing Date, the unamortized original issue discount and debt issuance costs of $11.0 million on term loans and unamortized deferred financing costs of $0.8 million on revolving line of credit were written off to interest expense upon extinguishment of the related debt. Amortization of deferred financing fees for the 2021 Predecessor Period and 2020 Predecessor Period for the term loans and revolving line of credit was $14.6 million and $3.5 million, respectively, and is presented as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).
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
Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use (“ROU”) asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. The Company adopted this standard as of January 1, 2022 at December 31, 2022, which resulted in an increase of $18.7 million in ROU assets and $18.4 million in lease liabilities as of January 1, 2022, for certain commitments primarily related to manufacturing facilities, real estate, vehicles, and field equipment. Prior reporting periods are presented in accordance with historical accounting treatment under ASC Topic 840, Leases (“ASC 840”). The adoption of the standard did not have a material impact on the Company’s results of operations or cash flows. Refer to Note 6, "Leases," for additional disclosures.
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
Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations are recorded in the consolidated statements of operations and comprehensive income (loss). Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period were $(4.0) million, $(1.0) million, $(4.1) million and $5.8 million, respectively.
Share-Based Compensation
Performance stock options - Successor
The performance-based non-qualified stock options ("PBNQSO") granted to employees and non-employees are subject to performance conditions such that the number of awards that ultimately vest depends on the calculation of annual operational performance per diluted share (“AOP”) during the performance period compared to targets established at the award date. Because the terms of the PBNQSO provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the awards until a grant date is established. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values calculated using the Black-Scholes option-pricing model at the grant date. The fair value for PBNQSO for which a grant date has not been established is estimated on the last date of the reporting period using the Black-Scholes option-pricing model. The Company records forfeitures as they are incurred. The fair value of PBNQSO is expensed proportionately for each tranche over the applicable service period in which the performance conditions are deemed probable of achievement. The assumptions used in the Black-Scholes option-pricing model are as follows:
•Exercise price. The Company's ordinary share’s fair market value on the date of grant.
•Fair Market Value of Ordinary Shares. Subsequent to the Business Combination, the period end fair market value is the quoted market price of the Company's Ordinary Shares.
•Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on vesting terms, exercise term and contractual lives of the options. The expected term is based on the simplified method and is estimated as the average of the weighted average vesting term and the time to expiration as of the period end date. The simplified method was used due to the lack of historical exercise information.
•Expected volatility. As the Company does not have sufficient historical stock price information to meet the expected life of the stock option grants, it uses a blended volatility, based on Company’s short trading history and on the trading history from the common stock of a set of comparable publicly listed companies.
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
Founder Advisory Fees - Successor
An advisory agreement was entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"). Upon consummation of the Business Combination, the Company assumed the Founder Advisory Agreement. The EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, will be entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and remainder in cash. The Advisory Amounts to be paid in Ordinary Shares is recorded within shareholders’ equity at grant date fair value and the Advisory Amounts to be paid in cash is recorded as liability in the accompanying consolidated balance sheets. For the Advisory Amounts classified as liability, the Company will remeasure the fair value at each reporting date. The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model.
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
At December 31, 2022, the Company had $126.8 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions and the deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.
For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. One of the Company’s customers in the Fire Safety segment and two in the Specialty Products segment accounted for 48% of total sales during the year ended December 31, 2022. Three of the Company’s customers in the Fire Safety segment accounted for 25% and 53% of total sales during the 2021 Successor Period and 2021 Predecessor Period, respectively.

One customer within the Fire Safety segment and two within the Specialty Products segment represent 44% (18%, 16%, and 10%, respectively) of the total accounts receivable balance as of December 31, 2022. Two customers within Fire Safety segment and one within Specialty Products segment represent 39% (23%, 10%, and 6%, respectively) of the total accounts receivable balance as of December 31, 2021.
Earnings (Loss) Per Share of Ordinary Shares
The Company’s basic earnings per share ("EPS") is computed based on the weighted average number of Ordinary Shares outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding performance-based stock options, Warrants and founders advisory fees for Ordinary Shares if the inclusion of these items is dilutive. The treasury stock method is used in determining the number of Ordinary Shares assumed to be issued from the exercise of ordinary share equivalents.
Recently Issued and Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. The Company adopted Topic 842 as of January 1, 2022 at December 31, 2022, using the optional transition method provided by ASU 2018-11. Refer to Note 6, "Leases," for additional disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and issued subsequent amendments to the initial guidance within ASU 2019-04, ASU 2019-05 and ASU 2019-11. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a new model that uses a forward-looking expected loss method, which generally results in earlier recognition of allowances for losses. The Company adopted the standard as of January 1, 2022 at December 31, 2022. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements with the most significant impact being the increase in allowance for doubtful accounts related to its trade accounts receivable. The adoption adjustment was recorded to retained earnings in the accompanying consolidated statements of shareholders’ equity.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as London Interbank Offered Rate (“LIBOR”) which is being phased out, to alternate reference rates, such as Secured Overnight Financing Rate (“SOFR”). These standards are elective and are effective upon issuance for all entities through December 31, 2022. To the extent that, prior to December 31, 2022, the Company enters into any transactions for which the optional practical expedients permissible under ASC 848 are applied, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements and disclosures. In December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of reference rate reform relief to December 31, 2024.

3. BUSINESS ACQUISITIONS
Successor
Business Combination – Perimeter Solutions
Pursuant to the Business Combination Agreement, each of the following transactions occurred, in the following order:
•On November 8, 2021:
•the Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of PSSA. 40,832,600 EverArc Ordinary Shares outstanding immediately prior to the Merger were exchanged for an equal number of Ordinary Shares;
•pursuant to the Subscription Agreements the PIPE Subscribers purchased an aggregate of 115,000,000 EverArc Ordinary Shares at $10.00 per share that were converted into Ordinary Shares pursuant to the Merger;
•34,020,000 outstanding EverArc Warrants were converted into the right to purchase one Ordinary Share with each whole warrant entitling the holder thereof to purchase one-fourth of one Ordinary Share at an exercise price of $12.00 per whole Ordinary Share; and
•On November 9, 2021:
•SK Holdings (i) along with officers and certain key employees of SK Intermediate contributed a portion of their ordinary shares in SK Intermediate to PSSA in exchange for 10 million Redeemable Preferred Shares of PSSA, nominal value of $10.00 per share, valued at $100.0 million and (ii) sold its remaining ordinary shares in SK Intermediate for approximately $1,900.0 million in cash subject to certain customary adjustments for working capital, transaction expenses, cash and indebtedness;
•Ordinary Shares, nominal value, $1.00 per share, listed and began trading on the NYSE under the symbol "PRM"; and
•the Management Subscribers were granted an aggregate of 1,104,810 Ordinary Shares at $10.00 per share as consideration and the Director Subscribers purchased an aggregate of 200,000 Ordinary Shares at $10.00 per share.
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
The Merger between PSSA and EverArc was accounted for as a common control transaction, whereby all of the net assets of PSSA were those previously held by EverArc at historical cost, with no goodwill or other intangible assets recorded. The acquisition of SK Intermediate was accounted for under the acquisition method. The acquisition method of accounting is based on FASB ASC 805, Business Combinations (“ASC 805”), and uses the fair value concepts defined in FASB ASC 820, Fair Value Measurements. ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed.

The total purchase price consideration and its final allocation for SK Intermediate was as follows (in thousands):

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
(1)Refer to the LaderaTech Acquisition.
(2)Of the total goodwill amount herein, $871.4 million has been allocated to Fire Safety segment and $174.5 million has been allocated to Specialty Products segment.
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
During 2022, the post-Closing purchase price adjustments under the Business Combination Agreement were finalized. Approximately $7.6 million held in escrow was released and an additional $2.4 million related to the difference in estimated and actual working capital as of the Closing Date was recognized with $1.6 million paid to SK Holdings and $0.8 million of uncollectable accounts and notes receivable were written-off.
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
Budenheim Asset Acquisition
On March 2, 2021, the Company used the cash provided by operations to purchase all of the wildfire retardant and foam assets of Budenheim Iberica, S.L.U ("Budenheim"). The asset purchase agreement provided for approximately $3.6 million in cash to be paid at closing. The Budenheim acquisition expanded the Company’s access to new markets and is expected to result in additional revenue within the Fire Safety segment. The Company has performed a purchase price allocation, where the Company allocated $3.2 million to goodwill in the predecessor entity. Other amounts allocated to the individual assets and liabilities included within the balance sheet were not material.
For segment reporting purposes, the results of operations and assets from the above acquisitions have been included in the Company’s Fire Safety segment since the respective acquisition dates. For the 2021 Successor Period and 2022 Predecessor Period, sales, earnings related to the operations consisting of the assets and liabilities and direct costs related to Magnum, PC Australasia and Budenheim were not material. Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to the Company’s results of operations or financial position.
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
The future payments are contingent upon an earn-out based on achieving certain thresholds of revenues through December 31, 2026 with an estimated fair value of $17.0 million at the acquisition date. Payment was also contingent upon the acquired technology being listed on the U.S. Forest Service’s Qualified Product List (“QPL”), valued at $2.8 million at the acquisition date. The acquired technology was listed on the QPL during 2021 and the Company made a $3.0 million payment. As of December 31, 2022 and 2021, the estimated fair value of contingent consideration was $7.3 million and

$20.0 million, respectively. The following table summarizes the consideration transferred for the LaderaTech acquisition and the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and the LaderaTech acquisition as if the acquisition had occurred on January 1, 2020. Pro forma information for the year ended December 31, 2022, 2021 Successor Period and 2021 Predecessor Period is not presented below as LaderaTech’s results were included for the entire period. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods (in thousands):

Year Ended December 31, 2020
Pro forma net sales	$339,579
Pro forma net income (loss)	23,815
The amount allocated to goodwill for the acquisitions is not deductible for income tax purposes. The goodwill is attributable primarily to strategic and synergistic opportunities, the assembled workforces acquired and other factors. The fair value of the contingent consideration was estimated using the Monte Carlo valuation approach. See Note 12, Fair Value Measurements, for additional information related to the fair value measurement of the contingent consideration.
For segment reporting purposes, the results of operations and assets from the LaderaTech acquisition have been included in the Company’s Fire Safety segment since the acquisition date. Direct costs of the acquisition were not material and were expensed as incurred, and they are included in other operating expenses in the consolidated statement of operations and comprehensive income (loss) during the year ended December 31, 2020.

4. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	December 31, 2022	December 31, 2021
Inventory:
Raw materials and manufacturing supplies	$65,968	$34,008
Work in process	248	213
Finished goods	76,745	72,689
Total inventory	$142,961	$106,910

Prepaid Expenses and Other Current Assets:
Advance to vendors	$2,047	$2,984
Prepaid insurance	5,870	8,441
Prepaid value-added taxes	2,872	1,202
Other	1,162	1,534
Total prepaid expenses and other current assets	$11,951	$14,161

Property, Plant and Equipment:
Buildings	$3,948	$4,021
Leasehold improvements	2,333	2,301
Furniture and fixtures	344	558
Machinery and equipment	58,314	50,177
Vehicles	4,106	4,579
Construction in progress	1,953	1,983
Total property, plant and equipment, gross	70,998	63,619
Less: Accumulated depreciation	(12,152)	(1,372)
Total property, plant and equipment, net	$58,846	$62,247

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$3,278	$7,728
Accrued salaries	2,332	900
Accrued employee benefits	846	591
Accrued interest	8,235	5,341
Accrued purchases	1,790	1,930
Accrued taxes	11,000	355
Operating lease liabilities	3,541	—
Other	1,683	2,180
Total accrued expenses and other current liabilities	$32,705	$19,025

Other Non-Current Liabilities:
LaderaTech contingent earn-out	$7,273	$19,979
Other	2,049	2,216
Total other non-current liabilities	$9,322	$22,195
Depreciation expense related to property, plant and equipment for the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period was $10.7 million, $1.4 million, $6.6 million, and $6.7 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss).

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Predecessor
Balance, December 31, 2020	$362,767	$119,274	$482,041
Business acquired	5,385	—	5,385
Foreign currency translation	286	(605)	(319)
Balance, November 8, 2021	$368,438	$118,669	$487,107

Successor
Balance, November 9, 2021	$871,425	$174,470	$1,045,895
Foreign currency translation	(3,618)	(952)	(4,570)
Balance, December 31, 2021	867,807	173,518	1,041,325
Purchase price adjustment under Business Combination Agreement	2,356	—	2,356
Foreign currency translation	(9,844)	(2,377)	(12,221)
Balance, December 31, 2022	$860,319	$171,141	$1,031,460
Intangible assets and related accumulated amortization as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Existing technology and patents	20	$250,000	$(3,029)	$(14,153)	$232,818
Customer lists	20	761,000	(7,451)	(43,220)	710,329
Tradenames	20	101,000	(970)	(5,737)	94,293
Balance, December 31, 2022		$1,112,000	$(11,450)	$(63,110)	$1,037,440

	December 31, 2021
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Existing technology and patents	20	$250,000	$(836)	$(1,796)	$247,368
Customer lists	20	761,000	(2,059)	(5,482)	753,459
Tradenames	20	101,000	(268)	(727)	100,005
Balance, December 31, 2021		$1,112,000	$(3,163)	$(8,005)	$1,100,832
Amortization expense for definite-lived intangible assets for the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period was $55.1 million, $8.0 million, $45.4 million and $51.5 million, respectively.

Estimated annual amortization expense of intangible assets for the five years subsequent to December 31, 2022 and thereafter is as follows (in thousands):

Years Ending December 31:	Amount
2023	$55,600
2024	55,600
2025	55,600
2026	55,600
2027	55,600
Thereafter	759,440
Total	$1,037,440
6. LEASES
In adopting Topic 842, the Company has elected to adopt the optional “Comparatives Under ASC 840” approach which requires an adoption date of January 1, 2022 and does not require dual period reporting. The Company elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to apply the short-term lease exception for lease arrangements with a lease term of 12 months or less at commencement. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Lease terms used to compute the present value of lease payments do not include any option to extend, renew, or terminate the lease that the Company is not reasonably certain to exercise upon the lease inception. Accordingly, operating lease right-of-use assets and liabilities do not include leases with a lease term of 12 months or less.
The Company leases certain manufacturing facilities, real estate, vehicles, and field equipment. Such leases, some of which are noncancellable and, in many cases, include renewals, expire at various dates. Such options to renew are included in the lease term when it is reasonably certain that the option will be exercised. The Company’s lease agreements typically do not contain any significant residual value guarantees or restrictive covenants, and payments within certain lease agreements are adjusted periodically for changes in an index or rate. The Company does not currently sublease any of its ROU assets.
The Company determines if an arrangement is an operating lease or a finance lease at inception. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Operating ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Operating lease expenses are recognized on a straight-line basis over the lease term. Variable lease payments, which cannot be determined at the lease commencement date, are not included in ROU assets or lease liabilities and are expensed as incurred. There were no identified finance leases as of December 31, 2022.
As most leases do not have readily determinable implicit rates, the Company estimated the incremental borrowing rates for its future lease payments based on prevailing financial market conditions at the later of date of adoption or lease commencement, credit analysis of comparable companies and management judgments to determine the present values of its lease payments. The Company also applied the portfolio approach to account for leases with similar terms. At December 31, 2022, the weighted-average remaining lease term of operating leases was approximately 7 years and the weighted-average discount rate applied was 5.7%.

The following table presents assets and liabilities for leases as of December 31, 2022 (in thousands):

Amount
Assets
Operating lease right-of-use assets	$18,582

Liabilities
Operating lease liabilities:
Current (included in accrued expenses and other current liabilities)	$3,541
Non-current	15,484
Total lease liabilities	$19,025
Lease cost for the year ended December 31, 2022 are as follows (in thousands):

Amount
Operating lease cost (1)	$5,390

Reported in:
Cost of goods sold	$4,897
Selling, general and administrative expense	493
Total lease cost	$5,390
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
Rent expense for operating leases for the 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period was $0.5 million, $2.9 million and $3.2 million, respectively, of which $0.5 million, $2.5 million and $2.9 million, respectively, was presented in cost of goods sold and $0.0 million, $0.4 million and $0.3 million, respectively, was presented in selling, general, and administrative in the consolidated statements of operations and comprehensive income (loss).
Supplemental cash flow information related to leases for the year ended December 31, 2022 are as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows for operating leases	$5,072
ROU assets obtained in exchange for new operating lease obligations
Non-cash investing and financing activity for operating leases	$4,380
As of December 31, 2022, the estimated future minimum payment obligations for non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,	Amount
2023	$4,519
2024	3,570
2025	3,418
2026	3,181
2027	2,301
Thereafter	6,724
Total lease payments	23,713
Less: imputed interest	(4,688)
Present value of operating lease liabilities	$19,025
As of December 31, 2021, the estimated future minimum payment obligations for non-cancelable operating leases were as follows (in thousands):

Years Ending December 31,	Amount
2022	$4,026
2023	3,155
2024	2,387
2025	2,063
2026	1,954
Thereafter	3,102
Total	$16,687
7. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(9,720)	(10,872)
Long-term debt	$665,280	$664,128
Maturities of long-term debt as of December 31, 2022 are as follows (in thousands):

Years Ending December 31,	Amount
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	675,000
Total	$675,000
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
Solely to the extent that on the last day of the applicable fiscal quarter, the utilization of the Revolving Credit Facility (excluding cash collateralized letters of credit and up to $10.0 million of undrawn letters of credit) exceeds 40% of the aggregate commitments, the Revolving Credit Facility requires compliance on a quarterly basis with a maximum secured net leverage ratio of 7.50:1.00. In addition, for purposes of determining compliance with such financial maintenance covenant for any fiscal quarter, SK Intermediate II will be able to exercise an equity cure by SK Intermediate II issuing certain permitted securities for cash or otherwise receiving cash contributions to the capital of SK Intermediate II that will, upon the receipt by SK Intermediate II of such cash, be included in the calculation of consolidated EBITDA solely for the purpose of such financial maintenance covenant. SK Intermediate II will not be able to exercise the equity cure right in more than two fiscal quarters during any period of four consecutive fiscal quarters or more than five fiscal quarters during the term of the Revolving Credit Facility. Under the Revolving Credit Facility, SK Intermediate II may also be required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or making certain acquisitions. In addition, the Revolving Credit Facility includes a customary holding company covenant that restricts the activities of SK Intermediate II and other negative covenants, subject to customary exceptions, restricting or limiting SK Intermediate II’s ability and the ability of its restricted subsidiaries to, among other things: (i) make non-ordinary course dispositions of assets; (ii) participate in certain mergers and acquisitions; (iii) pay dividends or make distributions and share repurchases and optional redemptions (and optional prepayments) of certain subordinated, junior lien or unsecured debt; (iv) incur, assume or guarantee indebtedness; (v) make certain loans and investments; (vi) grant, assume or incur liens; (vii) transact with affiliates; (viii) change its business and the business of its restricted subsidiaries; or (ix) enter into negative pledges or restrictions on its ability or the ability of restricted subsidiaries to pay dividends, make distributions, repay or guarantee indebtedness, or make intercompany investments or transfers.
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
As of December 31, 2022 and 2021, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
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
The Senior Notes are general, secured, senior obligations of SK Intermediate II; rank equally in right of payment with all existing and future senior indebtedness of SK Intermediate II (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of SK Intermediate II that is not secured by the collateral. The Senior Notes are effectively subordinated to all existing and future indebtedness of SK Intermediate II that is secured by assets other than the collateral, to the extent of the collateral securing such indebtedness, are structurally subordinated to all existing and future indebtedness, claims of holders of any preferred shares that may be issued by, and other liabilities of, subsidiaries of SK Intermediate II that do not guarantee the Senior Notes. The Senior Notes are senior in right of payment to any future subordinated indebtedness of SK Intermediate II and are initially guaranteed on a senior secured basis by the guarantors discussed below and will also be guaranteed in the future by each subsidiary, if any, that guarantees indebtedness under the Revolving Credit Facility.
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
Deferred financing costs incurred in connection with securing the Senior Notes were $11.0 million, which were capitalized and will be amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net on the consolidated balance sheets as of December 31, 2022.
Redeemable Preferred Shares
In connection with the Business Combination, SK Holdings along with officers and certain key employees of SK Intermediate contributed a portion of their investment in ordinary shares of SK Intermediate to the Company in exchange for 10 million Redeemable Preferred Shares, nominal value $10 per share, valued at $100.0 million. The Redeemable Preferred Shares are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will generally be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual general meeting. At December 31, 2022, $4.5 million of preferred dividends were in arrears.

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
Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability on the accompanying consolidated balance sheets, and $6.5 million of dividends on these Redeemable Preferred Shares for the year ended December 31, 2022 are classified as interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).
Holders of the Redeemable Preferred Shares generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding Redeemable Preferred Shares, the Company is prohibited from (i) issuing any shares ranking pari passu or senior to the Redeemable Preferred Shares, (ii) enter into a credit agreement or amend the terms of the Senior Notes in a manner that would adversely affect the redemption of Redeemable Preferred Shares by extending the maturity date under such credit facility or increase the restrictions on the Company’s ability to pay the cash portion of the preferred dividend, (iii) amending the Company's charter or entering into, amending or altering any other agreement in any manner that would adversely affect Redeemable Preferred Shares or (iv) pay a cash dividend on Ordinary Shares until such time the Company has paid the cash portion of the preferred dividend in arrears.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and is senior to the Company's Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At December 31, 2022, the redemption price was $104.5 million.
Predecessor
In connection with the consummation of the Business Combination, on the Closing Date, $696.5 million of outstanding debt was repaid and the related unamortized debt issue costs of $11.0 million was charged to interest expense in the 2021 Predecessor Period in the accompanying consolidated statement of operations and comprehensive income (loss).

8. INCOME TAXES
Income Tax Expense
The Company’s income tax (expense) benefit consisted of the following components (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Current:
Luxembourg	$—	$(1)	$(11)	$(118)
U.S. Federal	(13,561)	1,295	(15,123)	(7,546)
U.S. state and local	(5,453)	519	(6,201)	(4,091)
Other foreign jurisdictions	(3,455)	2,192	(4,045)	(1,412)
Total current	(22,469)	4,005	(25,380)	(13,167)
Deferred:
Luxembourg	—	—	—	(930)
U.S. Federal	11,029	2,060	7,062	1,966
U.S. state and local	5,397	390	1,922	(213)
Other foreign jurisdictions	574	(295)	2,260	1,861
Total deferred	17,000	2,155	11,244	2,684
Total income tax (expense) benefit	$(5,469)	$6,160	$(14,136)	$(10,483)
The Company’s income (loss) before income taxes consists of the following components (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Luxembourg	$81,308	$(657,511)	$(15,309)	$(1,230)
U.S.	9,063	(25,102)	49,186	35,703
Other foreign jurisdictions	6,856	(5,696)	888	259
Total income (loss) before taxes	$97,227	$(688,309)	$34,765	$34,732

The Company’s income tax expense differs from the amount computed by applying the Luxembourg statutory rate of 24.94% for the reasons set forth in the following table:

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Luxembourg statutory tax rate	24.94%	24.94%	24.94%	24.94%
(Increase)/reduction in income tax rate:
U.S. state and local income taxes, net	(0.14)	0.14	7.61	6.25
Effect of rates different from statutory	0.36	(0.10)	(5.84)	(3.78)
Nondeductible officer compensation	1.59	—	—	—
Tax on unremitted earnings	3.73	—	—	—
Section 250 deduction	(0.71)	(0.05)	(2.20)	(1.36)
Transaction costs	—	(0.11)	0.02	—
Nontaxable gain/loss on earn-out liability	(2.71)	—	—	—
Founders advisory fees	(30.09)	(23.67)	—	—
Tax rate changes	(0.94)	—	1.38	3.57
Changes in prior year estimates	(1.95)	—	—	(2.73)
Change in valuation allowance	10.90	(0.07)	12.47	5.12
Other, net	0.64	(0.19)	2.28	(1.83)
Effective tax rate	5.62%	0.89%	40.66%	30.18%

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Net operating loss carryforwards	$16,394	$7,360
Inventory	610	—
Interest	2,502	4,161
Accrued liabilities	2,925	2,315
Goodwill and other intangibles	5	35
Lease liability	5,051	—
Other	3,450	1,821
Valuation allowance	(16,142)	(5,598)
Total deferred tax assets	14,795	10,094
Deferred Tax Liabilities:
Property, plant and equipment	(9,857)	(10,077)
Goodwill and other intangibles	(268,418)	(284,297)
Inventory	—	(6,621)
Unremitted earnings	(9,622)	(6,000)
Right-of-use asset	(4,934)	—
Other	(234)	(247)
Total deferred tax liabilities	(293,065)	(307,242)
Net deferred tax liability	$(278,270)	$(297,148)
At December 31, 2022, the Company had net operating loss carryforwards in Luxembourg of $58.0 million, which will expire, if unused, starting in 2034 and $0.3 million, which can be carried forward indefinitely. The Company has U.S. state net operating loss carryforwards of approximately $4.0 million on a net, post-apportionment basis, that will expire, if unused, starting in 2041. The Company has other foreign net operating loss carryforwards of $5.8 million, of which, the majority can be carried forward indefinitely.
On August 15, 2022, President Biden signed the Inflation Reduction Act into law. Management has reviewed the tax provisions of this legislation and has determined that there are no provisions that would have a material impact on the Company.
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
The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more-likely-than-not to be realized. The change in valuation allowance for deferred tax assets for the year ending December 31, 2022 was a net increase of $10.5 million.
As of December 31, 2022, the Company has provided deferred taxes of $9.6 million associated with withholding taxes on accumulated undistributed earnings generated by foreign subsidiaries. Earnings of countries within the European Union would be subject to zero withholding tax on future distributions of unremitted earnings. The Company continues to assert permanent reinvestment of the remaining undistributed earnings for which deferred taxes have not been provided for as of

December 31, 2022. The computation of the potential deferred tax liability associated with these undistributed earnings is not practicable. If there are policy changes, the Company would record the applicable taxes in the period of change.
Uncertain Tax Benefits
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2022, the Company had $36.3 million of uncertain tax positions that, if recognized, would not affect the effective tax rate. The Company did not have any uncertain tax benefits as of December 31, 2021. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statement of operations and comprehensive income (loss).
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2022	2021
Balance at beginning of year	$—	$—
Increase in prior years’ tax positions	36,257	—
Balance at end of year	$36,257	$—
The Company files income tax returns in Luxembourg, U.S. federal and state jurisdictions, and other foreign jurisdictions. As of December 31, 2022, tax years 2019 through 2021 are subject to examination by the tax authorities in the U.S.
9. COMMITMENTS AND CONTINGENCIES
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
Commitments
The Company has a supply agreement to purchase elemental phosphorus (P4) from a supplier through 2023. The contract price is tied to the contract year cost times a multiplier, subject to a market-driven benchmark price adjustment, which is generally settled once per year. The Company did not purchase the anticipated minimum pounds of P4 during the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period or 2020 Predecessor Period. However, the Company has no obligation to record a liability, as there is no financial penalty owed to the vendor. Costs incurred under this supply agreement were $43.9 million, $7.7 million, $36.1 million and $31.8 million during the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period, respectively.
The Company also has an agreement to purchase various types of capital equipment up to $5.0 million through October 2027. In 2022, the Company paid $2.0 million to the supplier and the remaining $3.0 million will be paid through October 2027.
10. EQUITY
Successor
Ordinary Shares
The Company’s authorized share capital is $4,100.0 million, consisting of 4.0 billion Ordinary Shares, with a nominal value of $1.00 per share and 10.0 million Redeemable Preferred Shares with a nominal value of $10.00 per share. Each ordinary share entitles the holder thereof to one vote.

Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability on the accompanying consolidated balance sheets. Refer to Note 7, “Long-Term Debt and Redeemable Preferred Shares” for additional information about the Redeemable Preferred Shares.
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
As of December 31, 2022, there were 163,234,542 and 156,797,806 Ordinary Shares issued and outstanding, respectively.
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
On July 21, 2022, subject to certain limits, the shareholders’ of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years. On November 3, 2022, the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by Company’s shareholders on July 21, 2022.
The Company repurchased 6,436,736 Ordinary Shares for the year ended December 31, 2022, of which 597,513 Ordinary Shares were repurchased on behalf of a wholly-owned subsidiary. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
In accordance with the Luxembourg company law, from the annual net profits of the Company, at least 5% shall each year be allocated to a reserve (the “Legal Reserve”). That allocation to the Legal Reserve will cease to be required as soon and as long as the Legal Reserve amounts to 10% of the amount of the share capital of the Company. The general meeting of shareholders, upon the recommendation of the Company's Board, shall resolve how the remainder of the annual net profits, after allocation to the Legal Reserve, will be disposed of by allocating the whole or part of the remainder to a reserve, by carrying it forward to the following financial year or by distributing it, together with carried forward profits, to the shareholders. As of December 31, 2022, the Company has not made any allocation to the Legal Reserve.
Predecessor
SK Intermediate made a $60.0 million capital distribution to SK Holdings in the 2021 Predecessor Period.
Warrants
In connection with the Merger, 34,020,000 EverArc Warrants issued and outstanding on the Closing Date were converted into the right to purchase Ordinary Shares, entitling the holder thereof to purchase one-fourth of one Ordinary Share at an exercise price of $12.00 per whole Ordinary Share. The warrant subscription period ends on the earlier of the third anniversary of the Closing Date or such earlier date as determined by the warrant instrument.

The Company’s Warrants are subject to mandatory redemption at $0.01 per Warrant if at any time the average price per Ordinary Share equals or exceeds $18.00 for a period of ten consecutive trading days subject to any prior adjustment in accordance with the terms of the Warrant Instrument. Management considers this feature to be an early exercise contingency.
The Warrants are classified within equity as they are indexed to the Company’s own equity and meet the criteria for equity classification, including the fact that there are no provisions that would require cash settlement of the Warrants. During the year ended December 31, 2022, the Company received $0.5 million for 176,460 Warrant exercises and issued 44,115 Ordinary Shares. During the 2021 Successor Period, 100 Warrants were exercised and 25 Ordinary Shares issued. As of December 31, 2022 there were 33,843,440 Warrants issued and outstanding.
11. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
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
The Company has granted PBNQSO to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The exercise prices of these PBNQSO ranged from $8.36 to $14.00 per Ordinary Share and consist of two types of vesting criteria. Of the aggregate number of PBNQSO granted, 245,004 PBNQSO were eligible to vest based on the achievement of certain performance goals for fiscal year 2021 (the “Bridge Option”), and the remaining 11,097,917 PBNQSO are eligible to vest based on the achievement of certain performance goals for fiscal years 2022-2026 (the “5.-Year Option”). The PBNQSO expire ten years from the grant date.
The Bridge Options vest and became exercisable upon (i) the Company achieving an EBITDA target of $136.0 million for fiscal year 2021; and (ii) the recipient remaining in continuous service through the first anniversary of the grant date. As of December 31, 2022, all the Bridge Options vested and became available to exercise.
The 5-Year Options will be eligible to vest over a five-year period in equal annual tranches based on the achievement AOP targets as set forth in the award agreements. The AOP targets are based on a compounded annual growth rate, and the actual AOP achieved for any given years is calculated in accordance with a formula as set forth in the award agreements. For each yearly tranche, the Company will need to achieve 13.5% compounded annual growth for minimum vesting (resulting in 25% of that tranche vesting) and 23.5% compounded annual growth for maximum vesting (resulting in 100% of that tranche vesting). If the actual AOP achieved for any given year exceeds the maximum target, such excess may be treated as having been achieved in the following two fiscal years and/or the prior two fiscal years (without duplication) if less than the full amount of options would otherwise have vested for such years.
The Company's chief executive officer, ("CEO") and business director, North America Retardant and Services, are required to hold a minimum level of personal investment of $2.2 million and $1.5 million, respectively, in Ordinary Shares pursuant to stock retention guidelines attached to their respective PBNQSO agreement. The aggregate value may include the fair market value of shares associated with underlying options over the exercise price, but half of the value must be attributable to Ordinary Shares held by each officer. Each officer will have five years after grant date to comply with these requirements.

The table below summarizes the PBNQSO activity:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,763,754	$10.04
Granted	2,579,167	$8.87
Exercised	—	$—
Forfeited	(1,003,750)	$10.09
Outstanding at December 31, 2022	10,339,171	$9.75	8.98	$1,560
Options vested and exercisable	1,948,754	$10.04	8.86	$—
The weighted-average assumptions used to fair value the PBNQSO at period end using the Black-Scholes option-pricing model were as follows:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2022	2021
Dividend yield	—%	—%	—%	—%	—%
Risk-free interest rate	3.98%	4.02%	3.30%	2.41%	1.35%
Expected volatility	43.10%	39.50%	38.30%	37.00%	37.50%
Expected life (years)	5.35	5.61	5.86	6.11	6.50
Weighted average exercise price of options granted	$8.87	$8.87	$8.83	$12.09	$10.04
Weighted average fair value of options granted	$4.20	$3.21	$5.25	$4.86	$6.94
Non-cash share-based compensation expense recognized by the Company during the year ended December 31, 2022 and 2021 Successor Period was $14.6 million and $3.6 million, respectively. The total tax benefit recognized during the year ended December 31, 2022 and 2021 Successor Period related to non-cash share-based compensation expense was $1.5 million and $0.3 million, respectively. Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of December 31, 2022, there was approximately $26.0 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.9 years.
On December 7, 2021, the Company granted 100,000 Ordinary Shares to a consultant for his services to the Company in connection with the transactions contemplated by the Business Combination Agreement. The fair value per share on the grant date was $11.75. The shares vested upon grant. The grant date fair value of $1.2 million was recorded by the Company as an expense related to Business Combination and is reported in selling general and administrative expense in the 2021 Successor Period of the accompanying consolidated statements of operations and comprehensive income (loss).
Founder Advisory Amounts
As discussed in Note 13, Related Parties, following the Business Combination, the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the key terms and conditions of the Founder Advisory Agreement previously executed between EverArc and EverArc Founder Entity.
The fair value of the Fixed Annual Advisory Amount as of November 9, 2021 was calculated to be $197.4 million based on the closing share price of Ordinary Shares on November 9, 2021 of $12.00. The fair value of the Variable Annual Advisory Amount is determined using a Monte Carlo simulation because of the market condition (i.e., achievement of a specified share price) associated with this award and was determined to be $376.4 million. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date. The key inputs into the Monte Carlo simulation model for the Variable Annual Advisory Amounts were as follows at December 31, 2022 and 2021 and at the initial measurement date:

	December 31, 2022	December 31, 2021	November 9, 2021
Dividend yield	—%	—%	—%
Risk-free interest rate	3.87%	1.52%	1.47%
Expected volatility	43.10%	37.50%	35.00%
Expected life (years)	9.00	10.00	10.15
10-day volume weighted average share price	$8.86	$13.63	$12.00
All of the Founder Advisory Amounts vested on the date of the Business Combination because, the Company believes that, as a result of the consummation of the Business Combination, it has incurred an obligation equal to the present value of the Advisory Amounts. Share-based compensation expense related to the Advisory Amounts recognized by the Company during the 2021 Successor Period was $653.0 million. This consists of $574.4 million that was recognized on the Business Combination date and $78.6 million recognized on December 31, 2021 based on the change in fair value for liability-classified Advisory Amounts since the Closing Date. Compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts. See Note 13, Related Parties, for additional information related to the Founders Advisory Amounts.
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
Savings and Investment Plans
The Company sponsors a savings and investment plan under which a portion of employee contributions are matched. For the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period the Company made matching contributions of $1.3 million, $0.3 million, $0.9 million and $1.1 million, respectively.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Redeemable Preferred Shares equals the redemption price, which approximates fair value. At December 31, 2022 and 2021, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $556.9 million and $675.0 million, respectively.

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
Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy for the periods ended December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements Using:
December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$56,883	$—	$118,490	$175,373
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	7,273	7,273
Total liabilities	$56,883	$—	$125,763	$182,646

December 31, 2021
Liabilities:
Founders advisory fees payable - related party	$114,276	$—	$251,513	$365,789
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	19,979	19,979
Total liabilities	$114,276	$—	$271,492	$385,768
The LaderaTech contingent earn-out is based on 20% of gross profits upon achieving a revenue threshold exceeding $5.0 million through December 31, 2026 and was valued using a Monte Carlo simulation model. Significant changes in the projected revenue, projected gross margin, or discount rate would have a material impact on the fair value of the contingent consideration. See Note 11, Share-Based Compensation and Employee Benefits for discussion of the fair value estimation for the founders advisory fees payable.

Changes in Level 3 Liabilities
A roll forward of Level 3 liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Predecessor
Balance, December 31, 2020	$—	$19,816
Settlements	—	(3,000)
Loss on contingent earn-out	—	2,965
Balance, November 8, 2021	$—	$19,781

Successor
Balance, November 9, 2021	$188,204	$19,781
Founders advisory fees - related party, change in fair value	63,309	—
Loss on contingent earn-out	—	198
Balance, December 31, 2021	251,513	19,979
Settlements	(40,776)	—
Reclassification from liability to equity	(10,495)	—
Founders advisory fees - related party, change in fair value	(81,752)	—
Gain on contingent earn-out	—	(12,706)
Balance, December 31, 2022	$118,490	$7,273
Intangible Assets Acquired (Successor)
The estimated fair value assigned to identifiable intangible assets acquired are determined primarily by using an income approach using a discounted cash flow methodology, which is based on assumptions and estimates made by the management. The estimated fair value of the customer relationship intangible assets was estimated using the multi-period excess earnings method. Management applied significant judgement related to this fair value method, which included the selection of an expected EBITDA margin assumption for the forecast period, contributory asset charges, customer attrition rate and market-participant discount rate assumptions. The estimated fair value of the existing technology and trademarks intangible assets were estimated using the relief-from-royalty method. Management applied significant judgement related to this fair value method, which included the selection of a royalty rate over the expected economic life of the technology or trademark and market-participant discount rate assumptions. These significant assumptions are based on company specific information and projections, which are not observable in the market (except for the discount rate assumption) and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.
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

13. RELATED PARTIES
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
In exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founder Entity is entitled to receive both the Fixed Annual Advisory Amount and the Variable Annual Advisory Amount from the Company, each as described below:
•Fixed Annual Advisory Amount. Effective upon the consummation of the Business Combination through December 31, 2027, the Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of the 157,137,410 Ordinary Shares, the Founder Advisory Agreement Calculation Number).
•Variable Annual Advisory Amount. Effective upon the consummation of the Business Combination through December 31, 2031, and once the average price per Ordinary Share is at least $10.00, the Variable Annual Advisory Amount will be equal in value to:
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
The Company calculates the fair value of the Fixed Annual Advisory Amount using the average price of Ordinary Shares and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Advisory Amounts may be settled by paying up to 50% in cash, recorded as a liability, with the remaining percentage settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period. For the year ended December 31, 2022, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $117.3 million primarily due to the decrease in share price.
For 2022, the average price was $8.86 per Ordinary Share. The EverArc Founder Entity is entitled to receive the Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $20.9 million, based on average price of $8.86 per Ordinary Share (the “2022 Fixed Amount”). The EverArc Founder Entity did not qualify to receive Variable Annual Advisory Amount for 2022 as the average price of $8.86 per Ordinary Share for 2022 was lower than the average price of $13.63 per Ordinary Share established for 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 77.7% of the 2022 Fixed Amount in Ordinary Shares (1,831,653 Ordinary Shares) and approximately 22.3% of the 2022 Fixed Amount in cash ($4.7 million). On February 15, 2023, the Company issued 1,831,653 Ordinary Shares and paid $4.7 million in cash in satisfaction of 2022 Fixed Amount.
For 2021, the average price was $13.63 per Ordinary Share, resulting in a Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $32.1 million, based on average price of $13.63 per Ordinary Share (the “2021 Fixed Amount”). The EverArc Founder Entity also received a total Variable Annual Advisory Amount for 2021 of 7,525,906 ordinary shares, or a value of $102.5 million (the “2021 Variable Amount” and together with the 2021 Fixed Amount, the “2021 Advisory Amounts”). Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 60% of the 2021 Advisory Amounts in ordinary shares (5,952,992 ordinary shares) and approximately 40% of the 2021 Advisory Amounts in cash ($53.5 million). On February 15, 2022, the Company issued 5,952,992 Ordinary Shares and paid $53.5 million in cash in satisfaction of 2021 Advisory Amounts.
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
Notwithstanding that the Fixed and Variable Advisory Amounts will be paid out over five years and nine years, respectively, the Company has accrued the full amount of the payments because, the Company believes that, as a result of the consummation of the Business Combination, it has incurred an obligation equal to the present value of the entire amount of both the Fixed and Variable Annual Advisory Amounts.
In the 2021 Successor Period, the Management Subscribers were granted an aggregate of 1,104,810 Ordinary Shares at $10.00 per share as consideration and the Director Subscribers purchased an aggregate of 200,000 Ordinary Shares at $10.00 per share in connection with the closing of the Business Combination. Certain officers of the Company entered into non-compete agreements that placed restrictive employment covenants on them for a period of three years following the Closing Date.
The Company paid $0.4 million and $0.1 million to lease real property from the sellers of First Response Fire Rescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC (collectively, “Ironman”) during the year ended December 31, 2022 and 2021 Successor Period, respectively.

Predecessor
In the 2021 Predecessor Period and 2020 Predecessor Period, $0.9 million and $2.7 million, respectively, was purchased pursuant to a purchase and sales agreement with the former owners of the original Invictus business (the "Sellers") for specific raw materials in the ordinary course of business. Additionally, in the 2021 Predecessor Period and 2020 Predecessor Period the Company sold raw materials at cost of $11.7 million and $6.4 million, respectively to the Sellers. Sales of raw materials are recorded net as “the agent” since the Company does not have the following: a) primary responsibility for fulfilling the promise to provide the specified good, b) inventory risk before the specified good is transferred to the customer, or c) discretion in establishing the prices for the specified good. This related party transaction is not at arm’s length.
SK Capital Partners IV-A, L.P. and SK Capital Partners IV-A, L.P. (collectively, the “Sponsor”) provided board oversight, operational and strategic support, and assistance with business development in return for a quarterly management fee. Total management consulting fees and expenses were $1.1 million and $1.3 million for the 2021 Predecessor Period and 2020 Predecessor Period, respectively, and are presented in other operating expenses in the consolidated statements of operations and comprehensive income (loss).
The Company entered into multiple lease arrangements for real property with the sellers of Ironman in 2019 that the Company continues to occupy post-acquisition. The Company paid $0.3 million and $0.4 million in rent and related expenses during the 2021 Predecessor Period and 2020 Predecessor Period, respectively.

14. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Revenues from products	$330,672	$20,242	$310,679	$320,681
Revenues from services	26,630	692	27,220	17,137
Other revenues	3,203	89	3,416	1,759
Total net sales	$360,505	$21,023	$341,315	$339,577
15. EARNINGS PER SHARE
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
Basic and diluted weighted average shares outstanding and earnings per share were as follows (in thousands, except share and per share data):

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Net income (loss)	$91,758	$(682,149)	$20,629	$24,249

Weighted-average shares outstanding:
Weighted average shares used in computing earnings per share, basic	160,937,575	157,158,579	53,045,510	53,045,510
Founders advisory fees	14,142,366	—	—	—
Weighted average shares used in computing earnings per share, diluted	175,079,941	157,158,579	53,045,510	53,045,510

Basic earnings per share	$0.57	$(4.34)	$0.39	$0.46

Diluted earnings per share	$0.52	$(4.34)	$0.39	$0.46
As of December 31, 2022, 10.3 million PBNQSO and 22.4 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent Warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. As of December 31, 2021, 8.8 million PBNQSO were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent Warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

16. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products, formerly Oil Additives.
The Fire Safety segment provides fire retardants and firefighting foams, as well as specialized equipment and services typically offered in conjunction with the Company’s retardant and foam products.
In June 2022, the Oil Additives segment, which produces and sells P2S5, was renamed the Specialty Products segment to better reflect the current and expanding applications for P2S5 in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
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

Information related to net sales, Adjusted EBITDA, depreciation and amortization capital expenditures and assets and of the Company’s operations are summarized below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

Net sales:
Fire safety	$226,583	$7,913	$253,267	$244,968
Specialty products	133,922	13,110	88,048	94,609
Total	$360,505	$21,023	$341,315	$339,577

Adjusted EBITDA:
Fire safety	$77,365	$(3,696)	$121,589	$112,034
Specialty products	48,026	1,838	21,703	23,977
Total segment Adjusted EBITDA	125,391	(1,858)	143,292	136,011
Less:
Depreciation and amortization	65,795	9,379	52,000	58,117
Interest and financing expense	42,585	6,352	39,087	42,017
Founders advisory fees - related party	(117,302)	652,990	—	—
Non-recurring expenses	6,885	5,580	4,845	2,379
Share-based compensation expense	14,649	4,821	156	—
Non-cash purchase accounting impact	24,796	6,125	—	—
(Gain) loss on contingent earn-out	(12,706)	198	2,965	—
Management fees	—	—	1,073	1,281
Contingent future payments	—	—	4,375	3,125
Unrealized foreign currency loss (gain)	3,462	1,006	4,026	(5,640)
Income (loss) before income taxes	$97,227	$(688,309)	$34,765	$34,732

Depreciation and amortization:
Fire safety	$51,299	$7,418	$36,994	$41,271
Specialty products	14,496	1,961	15,006	16,846
Total	$65,795	$9,379	$52,000	$58,117

			December 31, 2022	December 31, 2021
Assets:
Fire safety			$1,958,633	$2,111,635
Specialty products			497,983	466,748
Total			$2,456,616	$2,578,383

Net sales by geographical area is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021	Year Ended December 31, 2020

United States	74%	52%	75%	82%
International sales (1)	26	48	25	18
Total net sales	100%	100%	100%	100%
(1)Except for Spain, which represented 11% of sales in the 2021 Successor Period due to the shortened reporting period, the Company had no other operations in any individual international country that represented more than 10% of sales in the year ended December 31, 2022, 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period.
Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
United States	$37,390	$37,159
Canada	2,594	3,512
Germany	14,802	17,199
Other foreign jurisdictions	4,060	4,377
Total property, plant and equipment, net	$58,846	$62,247

17. PARENT COMPANY INFORMATION
PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$59,157	$216,413
Intercompany receivable	17,549	14,325
Prepaid expenses and other current assets	3,699	8,195
Total current assets	80,405	238,933
Other assets:
Investment in subsidiaries	1,410,004	1,352,389
Intercompany note receivable	—	20,000
Other assets, net	124	—
Total assets	$1,490,533	$1,611,322
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$3,545	$455
Intercompany payable	64,555	60,566
Founders advisory fees payable - related party	4,655	53,547
Accrued expenses and other current liabilities	3,672	636
Total current liabilities	76,427	115,204
Founders advisory fees payable - related party	170,718	312,242
Redeemable preferred shares	101,279	96,867
Redeemable preferred shares - related party	3,209	3,699
Total liabilities	351,633	528,012
Shareholders’ equity:
Total shareholders’ equity	1,138,900	1,083,310
Total liabilities and shareholders’ equity	$1,490,533	$1,611,322
See accompanying notes to condensed financial statements.

PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31, 2022	November 9, 2021 through December 31, 2021
Operating expenses:
Selling, general and administrative expense	$18,471	$2,254
Founders advisory fees - related party	(117,302)	652,990
Total operating (income) expense	(98,831)	655,244
Operating income (loss)	98,831	(655,244)
Other expenses	5,267	934
Income (loss) before undistributed earnings of subsidiaries	93,564	(656,178)
Undistributed earnings of subsidiaries	(1,806)	(24,279)
Net income (loss)	91,758	(680,457)
Total comprehensive income (loss)	$91,758	$(680,457)
See accompanying notes to condensed financial statements.

PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2022	November 9, 2021 through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$91,758	$(680,457)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Founders advisory fees - related party (change in accounting fair value)	(117,302)	—
Equity in earnings of subsidiaries	1,806	24,279
Interest and payment-in-kind on preferred shares	5,229	944
Share-based compensation	285	1,182
Share-based compensation - Founders advisory fees - related party (equity settled)	—	287,200
Changes in operating assets and liabilities, net of acquisitions:
Intercompany receivable	766	(14,325)
Prepaid expenses and current other assets	4,496	(8,195)
Accounts payable	3,090	455
Accrued expenses and other current liabilities	1,729	889
Founders advisory fees - related party (cash settled)	(53,547)	365,789
Net cash used in operating activities	(61,690)	(22,239)
Cash flows from investing activities:
Purchase of property and equipment	(124)	—
Investment in subsidiaries	(71,638)	(1,209,155)
Intercompany note receivable	20,000	(20,000)
Net cash used in investing activities	(51,762)	(1,229,155)
Cash flows from financing activities:
Ordinary shares repurchased	(44,333)	—
Proceeds from exercise of warrants	529	—
Sale of Ordinary Shares issued to Director Subscribers	—	2,000
Net cash (used in) provided by financing activities	(43,804)	2,000
Net change in cash and cash equivalents	(157,256)	(1,249,394)
Cash and cash equivalents, beginning of period	216,413	1,465,807
Cash and cash equivalents, end of period	$59,157	$216,413
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$19,568	$—
Redeemable preferred shares issued as consideration for business combination	$—	$100,000
Management Subscribers rollover contribution	$—	$11,048
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
Perimeter Solutions, SA, (the “Parent Company”), has no material assets or standalone operations other than its ownership in its consolidated subsidiaries, the redeemable preferred shares described in Notes 7 and 10, the cash from the proceeds of sale of Ordinary Shares described in Note 3, the cash paid on repurchase of Ordinary Shares described in Note 10 and the Founder Advisory Fees described in Notes 11 and 13. Under the terms of the Revolving Credit Facility entered into by the SK Intermediate II, a wholly owned subsidiary of SK Intermediate, which itself is a wholly owned subsidiary of Perimeter Solutions, SA, SK Intermediate II is restricted from making dividends, distributions, or other payments to Perimeter Solutions, SA. As of December 31, 2022, substantially all of the consolidated net assets of SK Intermediate II are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.
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

18. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with preparing the consolidated financial statements for the year ended December 31, 2022 (this “Annual Report”) the Company determined that:
•the technical requirements under ASC 718 for establishing a grant date on the date when the PBNQSO were awarded to employees and non-employees were not met since a mutual understanding of the terms and conditions did not exist as the Company’s compensation committee has the ability to adjust, at its discretion, how AOP against the performance target will be measured. Consequently, the service inception date of these PBNQSO precedes the grant date and the Company should have recognized compensation expense beginning on the service inception date and remeasured the fair value of the PBNQSO at the end of each reporting period until a grant date is established. Under the previously applied accounting treatment, the Company recorded compensation costs based on the grant date fair value calculated using the Black-Scholes option-pricing model (the “Stock Options Error”); and
•the amortization of the step-up in basis of inventory, which is a non-cash adjustment to inventory cost established at the time of Business Combination was understated during the period from November 9, 2021 through December 31, 2021 (the “Inventory Amortization Error”).
Management evaluated the effect of the Stock Options Error and the Inventory Amortization Error on the Company’s previously issued consolidated financial statements under ASC 250, “Accounting Changes and Error Corrections”, Staff Accounting Bulletin No. 99, “Materiality”, and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and concluded that:
•the Stock Options Error and the Inventory Amortization Error were material to the previously issued unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2022 (“September 2022 Quarter”) and June 30, 2022 (“June 2022 Quarter”), and, as a result, such unaudited financial statements should be restated;
•the Stock Options Error and the Inventory Amortization Error were immaterial to the previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2022 (“March 2022 Quarter”). However, as the Stock Options Error and the Inventory Amortization Error impacted prior periods, such unaudited financial statements should be revised.
•the Inventory Amortization Error was immaterial to the previously issued audited consolidated financial statements as of December 31, 2021 and for the period from November 9, 2021 through December 2021 (“December 2021 Period”). However, as the Inventory Amortization Error impacted the prior period, such financial statements should be revised.
The impact of the restatement on the Company’s unaudited financial statements for the September 2022 Quarter and June 2022 Quarter are presented below:

SEPTEMBER 2022 QUARTER
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2022
	As Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$166,256	$—	$166,256
Accounts receivable, net	85,612	—	85,612
Inventories	120,467	—	120,467
Income tax receivable	655	—	655
Prepaid expenses and other current assets	4,876	—	4,876
Total current assets	377,866	—	377,866
Property, plant and equipment, net	57,187	—	57,187
Goodwill	1,019,387	—	1,019,387
Customer lists, net	715,829	—	715,829
Technology and patents, net	233,861	—	233,861
Tradenames, net	95,047	—	95,047
Other assets, net	1,877	—	1,877
Total assets	$2,501,054	$—	$2,501,054
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,856	$—	$31,856
Accrued expenses and other current liabilities	124,429	(65,401)	59,028
Founders advisory fees payable - related party	9,836	—	9,836
Deferred revenue	1,272	—	1,272
Total current liabilities	167,393	(65,401)	101,992
Long-term debt	664,986	—	664,986
Deferred income taxes	222,952	50,467	273,419
Founders advisory fees payable - related party	134,598	—	134,598
Redeemable preferred shares	100,263	—	100,263
Redeemable preferred shares - related party	3,245	—	3,245
Other non-current liabilities	8,951	—	8,951
Total liabilities	1,302,388	(14,934)	1,287,454
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 163,234,542 shares issued; 162,316,326 shares outstanding	163,235	—	163,235
Treasury shares, at cost; 918,216 shares	(7,572)	—	(7,572)
Additional paid-in capital	1,697,644	(11,746)	1,685,898
Accumulated other comprehensive loss	(41,561)	—	(41,561)
Accumulated deficit	(613,080)	26,680	(586,400)
Total shareholders’ equity	1,198,666	14,934	1,213,600
Total liabilities and shareholders’ equity	$2,501,054	$—	$2,501,054

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$160,509	$—	$160,509	$319,232	$—	$319,232
Cost of goods sold	74,707	(946)	73,761	191,757	(4,603)	187,154
Gross profit	85,802	946	86,748	127,475	4,603	132,078
Operating expenses:
Selling, general and administrative expense	22,381	(6,731)	15,650	64,803	(10,320)	54,483
Amortization expense	13,738	—	13,738	41,395	—	41,395
Founders advisory fees - related party	(73,713)	—	(73,713)	(154,026)	—	(154,026)
Other operating expense	(51)	—	(51)	405	—	405
Total operating expenses	(37,645)	(6,731)	(44,376)	(47,423)	(10,320)	(57,743)
Operating income	123,447	7,677	131,124	174,898	14,923	189,821
Other expense (income):
Interest expense, net	9,944	—	9,944	32,582	—	32,582
Gain on contingent earn-out	(3,644)	—	(3,644)	(13,042)	—	(13,042)
Unrealized foreign currency loss	4,705	—	4,705	8,741	—	8,741
Other income, net	(785)	—	(785)	(820)	—	(820)
Total other expense, net	10,220	—	10,220	27,461	—	27,461
Income before income taxes	113,227	7,677	120,904	147,437	14,923	162,360
Income tax (expense) benefit	(34,516)	19,839	(14,677)	(23,692)	13,449	(10,243)
Net income	78,711	27,516	106,227	123,745	28,372	152,117
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(18,181)	—	(18,181)	(34,426)	—	(34,426)
Total comprehensive income	$60,530	$27,516	$88,046	$89,319	$28,372	$117,691
Earnings per share:
Basic	$0.48	$0.17	$0.65	$0.76	$0.18	$0.94
Diluted	$0.45	$0.15	$0.60	$0.70	$0.16	$0.86
Weighted average number of ordinary shares outstanding:
Basic	162,635,592	—	162,635,592	161,943,492	—	161,943,492
Diluted	176,777,958	—	176,777,958	176,085,858	—	176,085,858

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As Reported
Balance, June 30, 2022	163,234,542	$163,235	597,513	$(5,008)	$1,690,812	$(23,380)	$(691,791)	$1,133,868
Share-based compensation	—	—	—	—	6,832	—	—	6,832
Ordinary shares repurchased	—	—	320,703	(2,564)	—	—	—	(2,564)
Net income	—	—	—	—	—	—	78,711	78,711
Other comprehensive loss	—	—	—	—	—	(18,181)	—	(18,181)
Balance, September 30, 2022	163,234,542	$163,235	918,216	$(7,572)	$1,697,644	$(41,561)	$(613,080)	$1,198,666

Adjustments
Balance, June 30, 2022	—	$—	—	$—	$(4,069)	$—	$(836)	$(4,905)
Share-based compensation	—	—	—	—	(7,677)	—	—	(7,677)
Net income	—	—	—	—	—	—	27,516	27,516
Total Adjustments	—	$—	—	$—	$(11,746)	$—	$26,680	$14,934

As Restated
Balance, June 30, 2022	163,234,542	$163,235	597,513	$(5,008)	$1,686,743	$(23,380)	$(692,627)	$1,128,963
Share-based compensation	—	—	—	—	(845)	—	—	(845)
Ordinary shares repurchased	—	—	320,703	(2,564)	—	—	—	(2,564)
Net income	—	—	—	—	—	—	106,227	106,227
Other comprehensive loss	—	—	—	—	—	(18,181)	—	(18,181)
Balance, September 30, 2022	163,234,542	$163,235	918,216	$(7,572)	$1,685,898	$(41,561)	$(586,400)	$1,213,600

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2022
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$123,745	$28,372	$152,117
Adjustments to reconcile net income to net cash used in operating activities:
Founders advisory fees - related party (change in accounting fair value)	(154,026)	—	(154,026)
Depreciation and amortization expense	49,536	—	49,536
Interest and payment-in-kind on preferred shares	4,903	—	4,903
Share-based compensation	19,297	(11,746)	7,551
Deferred income taxes	(72,441)	51,953	(20,488)
Amortization of deferred financing costs	1,196	—	1,196
Amortization of acquisition related inventory step-up	27,973	(3,177)	24,796
Gain on contingent earn-out	(13,042)	—	(13,042)
Unrealized loss on foreign currency	8,741	—	8,741
Loss on disposal of assets	9	—	9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(63,838)	—	(63,838)
Inventories	(40,759)	—	(40,759)
Prepaid expenses and other current assets	9,058	—	9,058
Accounts payable	4,975	—	4,975
Deferred revenue	889	—	889
Income taxes payable, net	88,673	(65,402)	23,271
Accrued expenses and other current liabilities	15,547	—	15,547
Founders advisory fees - related party (cash settled)	(53,547)	—	(53,547)
Other liabilities	(73)	—	(73)
Net cash used in operating activities	(43,184)	—	(43,184)
Cash flows from investing activities:
Purchase of property and equipment	(6,024)	—	(6,024)
Purchase price adjustment under Business Combination Agreement	(1,638)	—	(1,638)
Net cash used in investing activities	(7,662)	—	(7,662)
Cash flows from financing activities:
Ordinary shares repurchased	(7,572)	—	(7,572)
Proceeds from exercise of warrants	529		529
Net cash used in financing activities	(7,043)	—	(7,043)
Effect of foreign currency on cash and cash equivalents	(1,409)	—	(1,409)
Net change in cash and cash equivalents	(59,298)	—	(59,298)
Cash and cash equivalents, beginning of period	225,554	—	225,554
Cash and cash equivalents, end of period	$166,256	$—	$166,256
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,299	$—	$18,299
Cash paid for income taxes	$7,588	$—	$7,588
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$13,783	$—	$13,783

JUNE 2022 QUARTER
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2022
	As Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$125,502	$—	$125,502
Accounts receivable, net	68,458	—	68,458
Inventories	123,065	—	123,065
Income tax receivable	25,608	(14,167)	11,441
Prepaid expenses and other current assets	6,763	—	6,763
Total current assets	349,396	(14,167)	335,229
Property, plant and equipment, net	59,155	—	59,155
Goodwill	1,031,219	—	1,031,219
Customer lists, net	730,339	—	730,339
Technology and patents, net	239,043	—	239,043
Tradenames, net	96,960	—	96,960
Other assets, net	1,992	—	1,992
Total assets	$2,508,104	$(14,167)	$2,493,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,967	$—	$42,967
Accrued expenses and other current liabilities	22,876	—	22,876
Founders advisory fees payable - related party	27,116	—	27,116
Deferred revenue	5,387	—	5,387
Total current liabilities	98,346	—	98,346
Long-term debt	664,696	—	664,696
Deferred income taxes	304,993	(9,262)	295,731
Founders advisory fees payable - related party	191,031	—	191,031
Redeemable preferred shares	99,312	—	99,312
Redeemable preferred shares - related party	3,215	—	3,215
Other non-current liabilities	12,643	—	12,643
Total liabilities	1,374,236	(9,262)	1,364,974
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 163,234,542 shares issued; 162,637,029 shares outstanding	163,235	—	163,235
Treasury shares, at cost; 597,513 shares	(5,008)	—	(5,008)
Additional paid-in capital	1,690,812	(4,069)	1,686,743
Accumulated other comprehensive loss	(23,380)	—	(23,380)
Accumulated deficit	(691,791)	(836)	(692,627)
Total shareholders’ equity	1,133,868	(4,905)	1,128,963
Total liabilities and shareholders’ equity	$2,508,104	$(14,167)	$2,493,937

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$100,965	$—	$100,965	$158,723	$—	$158,723
Cost of goods sold	72,423	(373)	72,050	117,050	(3,657)	113,393
Gross profit	28,542	373	28,915	41,673	3,657	45,330
Operating expenses:
Selling, general and administrative expense	22,614	(2,935)	19,679	42,422	(3,589)	38,833
Amortization expense	13,802	—	13,802	27,657	—	27,657
Founders advisory fees - related party	(20,465)	—	(20,465)	(80,313)	—	(80,313)
Other operating expense	260	—	260	456	—	456
Total operating expenses	16,211	(2,935)	13,276	(9,778)	(3,589)	(13,367)
Operating income	12,331	3,308	15,639	51,451	7,246	58,697
Other expense (income):
Interest expense, net	12,142	—	12,142	22,638	—	22,638
Gain on contingent earn-out	(9,398)	—	(9,398)	(9,398)	—	(9,398)
Unrealized foreign currency loss	3,156	—	3,156	4,036	—	4,036
Other income, net	(200)	—	(200)	(35)	—	(35)
Total other expense, net	5,700	—	5,700	17,241	—	17,241
Income before income taxes	6,631	3,308	9,939	34,210	7,246	41,456
Income tax benefit (expense)	592	(1,604)	(1,012)	10,824	(6,390)	4,434
Net income	7,223	1,704	8,927	45,034	856	45,890
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(16,371)	—	(16,371)	(16,245)	—	(16,245)
Total comprehensive (loss) income	$(9,148)	$1,704	$(7,444)	$28,789	$856	$29,645
Earnings per share:
Basic	$0.04	$0.01	$0.05	$0.28	$—	$0.28
Diluted	$0.04	$0.01	$0.05	$0.26	$—	$0.26
Weighted average number of ordinary shares outstanding:
Basic	162,917,478	—	162,917,478	161,591,704	—	161,591,704
Diluted	177,059,844	—	177,059,844	175,734,070	—	175,734,070

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As Reported
Balance, March 31, 2022	163,234,542	$163,235	—	$—	$1,684,071	$(7,009)	$(699,014)	$1,141,283
Share-based compensation	—	—	—	—	6,741	—	—	6,741
Ordinary shares repurchased	—	—	597,513	(5,008)	—	—	—	(5,008)
Net income	—	—	—	—	—	—	7,223	7,223
Other comprehensive loss	—	—	—	—	—	(16,371)	—	(16,371)
Balance, June 30, 2022	163,234,542	$163,235	597,513	$(5,008)	$1,690,812	$(23,380)	$(691,791)	$1,133,868

Adjustments
Balance, March 31, 2022	—	$—	—	$—	$(761)	$—	$(2,540)	$(3,301)
Share-based compensation	—	—	—	—	(3,308)	—	—	(3,308)
Net income	—	—	—	—	—	—	1,704	1,704
Total Adjustments	—	$—	—	$—	$(4,069)	$—	$(836)	$(4,905)

As Restated
Balance, March 31, 2022	163,234,542	$163,235	—	$—	$1,683,310	$(7,009)	$(701,554)	$1,137,982
Share-based compensation	—	—	—	—	3,433	—	—	3,433
Ordinary shares repurchased	—	—	597,513	(5,008)	—	—	—	(5,008)
Net income	—	—	—	—	—	—	8,927	8,927
Other comprehensive loss	—	—	—	—	—	(16,371)	—	(16,371)
Balance, June 30, 2022	163,234,542	$163,235	597,513	$(5,008)	$1,686,743	$(23,380)	$(692,627)	$1,128,963

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2022
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$45,034	$856	$45,890
Adjustments to reconcile net income to net cash used in operating activities:
Founders advisory fees - related party (change in accounting fair value)	(80,313)	—	(80,313)
Depreciation and amortization expense	33,086	—	33,086
Interest and payment-in-kind on preferred shares	3,268	—	3,268
Share-based compensation	12,465	(4,069)	8,396
Deferred income taxes	7,648	(7,777)	(129)
Amortization of deferred financing costs	793	—	793
Amortization of acquisition related inventory step-up	27,315	(3,177)	24,138
Gain on contingent earn-out	(9,398)	—	(9,398)
Unrealized loss on foreign currency	4,036	—	4,036
Loss on disposal of assets	9	—	9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(44,477)	—	(44,477)
Inventories	(41,431)	—	(41,431)
Income tax receivable	(24,778)	14,167	(10,611)
Prepaid expenses and other current assets	7,301	—	7,301
Accounts payable	15,834	—	15,834
Deferred revenue	4,991	—	4,991
Accrued expenses and other current liabilities	2,789	—	2,789
Founders advisory fees - related party (cash settled)	(53,547)	—	(53,547)
Other liabilities	24	—	24
Net cash used in operating activities	(89,351)	—	(89,351)
Cash flows from investing activities:
Purchase of property and equipment	(4,006)	—	(4,006)
Purchase price adjustment under Business Combination Agreement	(1,638)	—	(1,638)
Net cash used in investing activities	(5,644)	—	(5,644)
Cash flows from financing activities:
Ordinary shares repurchased	(5,008)	—	(5,008)
Proceeds from exercise of warrants	529		529
Net cash used in financing activities	(4,479)	—	(4,479)
Effect of foreign currency on cash and cash equivalents	(578)	—	(578)
Net change in cash and cash equivalents	(100,052)	—	(100,052)
Cash and cash equivalents, beginning of period	225,554	—	225,554
Cash and cash equivalents, end of period	$125,502	$—	$125,502
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,919	$—	$17,919
Cash paid for income taxes	$6,572	$—	$6,572
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$13,783	$—	$13,783

The impact of the revision on the Company’s unaudited financial statements for the March 2022 Quarter are presented below (in thousands):
MARCH 2022 QUARTER

	March 31, 2022
Condensed Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Income tax receivable	$17,935	$(10,182)	$7,753
Total current assets	332,225	(10,182)	322,043
Total assets	2,523,596	(10,182)	2,513,414
Deferred income taxes	304,974	(6,881)	298,093
Total liabilities	1,382,313	(6,881)	1,375,432
Additional paid-in capital	1,684,071	(761)	1,683,310
Accumulated deficit	(699,014)	(2,540)	(701,554)
Total shareholders’ equity	1,141,283	(3,301)	1,137,982
Total liabilities and shareholders’ equity	2,523,596	(10,182)	2,513,414

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Revised
Cost of goods sold	$44,627	$(3,284)	$41,343
Gross profit	13,131	3,284	16,415
Selling, general and administrative expense	19,808	(654)	19,154
Total operating expenses	(25,989)	(654)	(26,643)
Operating income	39,120	3,938	43,058
Income before income taxes	27,579	3,938	31,517
Income tax benefit (expense)	10,232	(4,786)	5,446
Net income (loss)	37,811	(848)	36,963
Total comprehensive income (loss)	37,937	(848)	37,089
Earnings per share:
Basic	$0.24	$(0.01)	$0.23
Diluted	$0.22	$(0.01)	$0.21

	Three Months Ended March 31, 2022
Condensed Consolidated Statement of Shareholders’ Equity	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2021, as reported	$1,670,033	$(736,825)	$1,083,310
Adjustments	—	(1,692)	(1,692)
Balance, December 31, 2021, as revised	1,670,033	(738,517)	1,081,618

Share-based compensation, as reported	$5,724	$—	$5,724
Adjustments	(761)	—	(761)
Share-based compensation, as revised	4,963	—	4,963

Net income, as reported	$—	$37,811	$37,811
Adjustments	—	(848)	(848)
Net income, as revised	—	36,963	36,963

Balance, March 31, 2022, as reported	$1,684,071	$(699,014)	$1,141,283
Adjustments	(761)	(2,540)	(3,301)
Balance, March 31, 2022, as revised	1,683,310	(701,554)	1,137,982

Condensed Consolidated Statement of Cash Flows	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Revised
Cash flow from operating activities:
Net income (loss)	$37,811	$(848)	$36,963
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	$5,724	$(761)	$4,963
Deferred income taxes	6,239	(5,396)	843
Amortization of acquisition related inventory step-up	9,299	(3,177)	6,122
Changes in operating assets and liabilities, net of acquisitions:
Income tax receivable	$(16,150)	$10,182	$(5,968)
The impact of the revision on the Company’s audited financial statements for the December 2021 Period are presented below (in thousands):
DECEMBER 2021 PERIOD

	December 31, 2021
Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Inventories	$110,087	$(3,177)	$106,910
Total current assets	374,937	(3,177)	371,760
Total assets	2,581,560	(3,177)	2,578,383
Deferred income taxes	298,633	(1,485)	297,148
Total liabilities	1,498,250	(1,485)	1,496,765
Accumulated deficit	(736,825)	(1,692)	(738,517)
Total shareholders’ equity	1,083,310	(1,692)	1,081,618
Total liabilities and shareholders’ equity	2,581,560	(3,177)	2,578,383

Consolidated Statement of Operations and Comprehensive Income (Loss)	November 9, 2021 Through December 31, 2021
	As Reported	Adjustment	As Revised
Cost of goods sold	$20,533	$3,177	$23,710
Gross profit	490	(3,177)	(2,687)
Operating loss	(677,578)	(3,177)	(680,755)
Loss before income taxes	(685,132)	(3,177)	(688,309)
Income tax benefit	4,675	1,485	6,160
Net loss	(680,457)	(1,692)	(682,149)
Total comprehensive loss	(687,592)	(1,692)	(689,284)
Net loss per share:
Basic and diluted	$(4.33)	$(0.01)	$(4.34)

	November 9, 2021 Through December 31, 2021
Consolidated Statement of Shareholders’ Equity	Accumulated Deficit	Total Shareholders’ Equity
Net loss, as reported	$(680,457)	$(680,457)
Adjustments	(1,692)	(1,692)
Net loss, as revised	$(682,149)	$(682,149)

Balance, December 31, 2021, as reported	$(736,825)	$1,083,310
Adjustments	(1,692)	(1,692)
Balance, December 31, 2021, as revised	$(738,517)	$1,081,618

Consolidated Statement of Cash Flows	November 9, 2021 Through December 31, 2021
	As Reported	Adjustment	As Revised
Cash flow from operating activities:
Net loss	$(680,457)	$(1,692)	$(682,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(670)	(1,485)	(2,155)
Amortization of acquisition related inventory step-up	2,948	3,177	6,125
19. SUBSEQUENT EVENT
In connection with a realignment of the Company’s business operations, the role of Chief Operating Officer has been eliminated and Ernest Kremling, Chief Operating Officer, has left the Company effective January 13, 2023.
In connection with his departure, Mr. Kremling and the Company have entered into a Separation and Release Agreement, pursuant to which, in exchange for a general release of claims and certain restrictive covenants, Mr. Kremling is expected to receive a severance amount equal to: (i) 1.25 times his annual base salary; (ii) his target bonus for fiscal year 2023 adjusted for his time spent with the Company; plus (iii) the Company’s portion of the applicable premiums for COBRA continuation coverage for 15 months.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report. Based on such evaluation, and although the Company has made progress in remediating the material weaknesses previously reported in our 2021 Annual Report, PSSA’s principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures remain ineffective due to material weaknesses that exist as of December 31, 2022.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Under the supervision of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the current period material weaknesses described below.
BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has provided an attestation report on PSSA’s internal control over financial reporting. As a result of the material weakness described below, such report includes an adverse audit report on the effectiveness of internal control over financial reporting as of December 31, 2022.
Material Weaknesses in Internal Control Over Financial Reporting Existing in the Current Period
In connection with the evaluation of the Company’s internal control over financial reporting as described above, management has identified the following deficiency in our control environment in the current period that constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2022:
•We failed to design and implement review controls at a sufficient level of precision over the consideration of key terms and conditions affecting grant date in accordance with ASC 718, Compensation — Stock Compensation, when accounting for performance-based stock.
This material weakness resulted in material errors to our previously issued condensed consolidated financial statements on Form 10-Q for the quarters ended June 30, 2022, and September 30, 2022, and a restatement of those previously issued condensed consolidated financial statements as described in Note 18 to our consolidated financial statements is included in this Annual Report on Form 10-K.
In addition, the following material weaknesses previously reported in our 2021 Annual Report continue to exist as of December 31, 2022:
•Failure to design and implement review controls at a sufficient level of precision around complex accounting areas and related disclosures, including business combinations and goodwill impairment assessment, specifically related to the determination of carrying value and review of valuation assumptions.
•Failure to design and implement controls over the business combination and its effects on the presentation of the statement of cash flows, equity issuance costs, and transaction costs and the judgments made in the determination of purchase consideration.

Remediation Efforts to Address the Material Weakness Existing in the Current Period
To remediate the material weaknesses that exist in our control environment as of December 31, 2022, the Company is taking the following actions:
•Management will enhance the precision at which certain review controls are executed related to the determination and application of accounting policies, specifically those associated with the application of ASC 718, Compensation — Stock Compensation, as well as continue to enhance the precision of other review controls executed over complex accounting areas and disclosure, with particular emphasis on those requiring significant judgment.
•Management will continue to enhance oversight and accountability related to the performance of controls over complex accounting areas and disclosure, including business combinations and goodwill impairment assessment.
Remediation of Previously Reported Material Weaknesses
As described further in our 2021 Annual Report, PSSA’s principal executive officer and principal financial officer had concluded that as of December 31, 2021, the design and implementation of our disclosure controls and procedures were not effective due to the existence of material weaknesses. Of the material weaknesses previously reported in our 2021 Annual Report, the following have been remediated as of December 31, 2022:
•Lack of appropriately designed and implemented controls related to (i) maintain segregation of duties between the creation, posting and approval of journal entries and (ii) ensure the assumptions made in connection with estimates used to value intangible assets acquired in business combinations are sufficiently reviewed.
•Failure to properly design and implement controls related to the forecasting of the repatriation of earnings with respect to APB 23.
Overall, management has concluded that these material weaknesses previously reported in our 2021 Annual report have been remediated due to the following actions taken by the Company:
•Implementation of new controls and procedures.
•Hiring of additional qualified resources.
•Engagement of outside resources to assist with the design and implementation of a system of risk-based internal controls that aligns to and is measured against the 2013 Framework.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as a part of this report:
(1)Financial Statements: The consolidated financial statements and related notes, together with the report of BDO USA, LLP, Independent Registered Public Accounting Firm, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.
(2)Financial Statement Schedules: Financial statement schedules have been omitted because they either are not required, not applicable, or the information required to be presented is included in the Company’s consolidated financial statements and related notes.
(3)Exhibits:
See Index to Exhibits on page 133.
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of June 15, 2021, among EverArc Holdings Limited, SK Invictus Intermediate S.à r.l., Perimeter Solutions, SA, EverArc (BVI) Merger Sub Limited and SK Invictus Holdings, S.à r.l.	S-4	2.1	September 1, 2021
3.1	Articles of Association of Perimeter Solutions, SA.	S-1/A	3.2	November 10, 2021
4.1*	Description of Securities.
4.2	Perimeter Solutions, SA Warrant Instrument.	S-1/A	4.4	November 10, 2021
4.3	Indenture, dated as of October 22, 2021 between EverArc Escrow S.à r.l. and U.S. Bank National Association.	S-4/A	4.5	October 25, 2021
10.1†	Advisory Services Agreement, dated as of December 12, 2019 by and between EverArc Holdings Limited and EverArc Founders LLC.	S-4/A	10.3	October 8, 2021
10.2†	Assignment and Assumption Agreement, dated as of November 9, 2021 by and between Perimeter Solutions, SA, EverArc Holdings Limited and EverArc Founders LLC.	S-1/A	10.16	November 10, 2021
10.3†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.6	October 8, 2021
10.4†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Barry Lederman.	S-4/A	10.5	October 8, 2021
10.5†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Shannon Horn.	S-4/A	10.7	October 8, 2021
10.6	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.12	October 8, 2021
10.7	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Barry Lederman.	S-4/A	10.9	October 8, 2021
10.8	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Shannon Horn.	S-4/A	10.8	October 8, 2021
10.9†	Perimeter Solutions, SA 2021 Equity Incentive Plan.	S-1/A	10.13	November 10, 2021
10.10	Credit Agreement, dated as of November 9, 2021, by and among SK Invictus Intermediate S.à r.l., as guarantor; SK Invictus Intermediate II S.à r.l., as borrower; the other guarantors party thereto; the lenders, L/C issuers and swing line lender parties thereto; Morgan Stanley Senior Funding, Inc., as administrative agent; and Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as joint lead arrangers and bookrunning managers.	S-1/A	10.15	November 10, 2021
10.11†	Form of Option Award Agreement (2021).	10-K	10.11	March 31, 2022
10.12†	Form of Option Award Agreement (2022).	10-K	10.12	March 31, 2022
10.13†	Separation and Release Agreement, dated as of May 6, 2022 by and between Perimeter Solutions, SA and Barry Lederman.	10-Q	10.1	May 10, 2022
10.14†	Employment Agreement, dated as of May 6, 2022 by and between Perimeter Solutions, SA and Charles Kropp.	10-Q	10.2	May 10, 2022
10.15†*	Employment Agreement, dated as of May 6, 2022 by and between Perimeter Solutions, SA and Jeffrey Emery.
10.16†*	Separation and release Agreement, dated as of January 13, 2023 by and between Perimeter Solutions, SA and Earnest Kremling.
21.1*	Subsidiaries of Perimeter Solutions, SA
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perimeter Solutions, SA

Date: March 1, 2023	By:	/s/ Edward Goldberg
Edward Goldberg
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward Goldberg	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Edward Goldberg

/s/ Charles Kropp	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2023
Charles Kropp

/s/ W. Nicholas Howley	Co-Chairman of the Board	March 1, 2023
W. Nicholas Howley

/s/ William N. Thorndike, Jr.	Co-Chairman of the Board	March 1, 2023
William N. Thorndike, Jr.

/s/ Haitham Khouri	Vice-Chairman and Director	March 1, 2023
Haitham Khouri

/s/ Vivek Raj	Director	March 1, 2023
Vivek Raj

/s/ Tracy Britt Cool	Director	March 1, 2023
Tracy Britt Cool

/s/ Bernt Iversen II	Director	March 1, 2023
Bernt Iversen II

/s/ Sean Hennessy	Director	March 1, 2023
Sean Hennessy

/s/ Robert S. Henderson	Director	March 1, 2023
Robert S. Henderson