Form 10-Q
period 2023-03-31
Perimeter Solutions, SA
filed 2023-05-10
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 157,034,064 ordinary shares, nominal value $1.00 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended March 31, 2023 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
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
•our expectations regarding the impact of significant infrequent events, such as the COVID-19 pandemic and the conflict in Ukraine, on our business;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in the annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”); (2) Part II, “Item 1A. Risk Factors” in this Quarterly Report; (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (4) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$91,789	$126,750
Accounts receivable, net	24,715	26,646
Inventories	156,257	142,961
Income tax receivable	1,580	214
Prepaid expenses and other current assets	11,626	11,951
Total current assets	285,967	308,522
Property, plant and equipment, net	59,221	58,846
Operating lease right-of-use assets	17,274	18,582
Goodwill	1,032,802	1,031,460
Customer lists, net	701,590	710,329
Technology and patents, net	230,078	232,818
Tradenames, net	93,128	94,293
Other assets, net	1,654	1,766
Total assets	$2,421,714	$2,456,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,945	$36,794
Accrued expenses and other current liabilities	35,939	32,705
Founders advisory fees payable - related party	9,108	4,655
Total current liabilities	70,992	74,154
Long-term debt	665,577	665,280
Operating lease liabilities, net of current portion	14,496	15,484
Deferred income taxes	272,158	278,270
Founders advisory fees payable - related party	137,374	170,718
Redeemable preferred shares	102,700	101,279
Redeemable preferred shares - related party	2,807	3,209
Other non-current liabilities	9,624	9,322
Total liabilities	1,275,728	1,317,716
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 165,066,195 and 163,234,542 shares issued; 158,513,889 and 156,797,806 shares outstanding at March 31, 2023 and December 31, 2022, respectively	165,067	163,235
Treasury shares, at cost; 6,552,306 and 6,436,736 shares at March 31, 2023 and December 31, 2022, respectively	(50,205)	(49,341)
Additional paid-in capital	1,693,875	1,698,781
Accumulated other comprehensive loss	(23,878)	(25,471)
Accumulated deficit	(638,873)	(648,304)
Total shareholders’ equity	1,145,986	1,138,900
Total liabilities and shareholders’ equity	$2,421,714	$2,456,616
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net sales	$43,858	$57,758
Cost of goods sold	31,012	41,343
Gross profit	12,846	16,415
Operating expenses:
Selling, general and administrative expense	10,465	19,154
Amortization expense	13,763	13,855
Founders advisory fees - related party	(24,236)	(59,848)
Other operating expense	2	196
Total operating expenses	(6)	(26,643)
Operating income	12,852	43,058
Other expense (income):
Interest expense, net	10,146	10,496
Loss on contingent earn-out	246	—
Unrealized foreign currency (gain) loss	(721)	880
Other expense, net	72	165
Total other expense, net	9,743	11,541
Income before income taxes	3,109	31,517
Income tax benefit	6,322	5,446
Net income	9,431	36,963
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,593	126
Total comprehensive income	$11,024	$37,089
Earnings per share:
Basic	$0.06	$0.23
Diluted	$0.06	$0.21
Weighted average number of ordinary shares outstanding:
Basic	157,700,326	160,251,199
Diluted	169,485,631	174,777,232
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	157,237,435	$157,237	—	$—	$1,670,033	$(7,135)	$(738,517)	$1,081,618
Share-based compensation	—	—	—	—	4,963	—	—	4,963
Ordinary shares issued related to founders advisory fees - related party	5,952,992	5,954	—	—	7,829	—	—	13,783
Ordinary shares issued related to warrants exercised	44,115	44	—	—	485	—	—	529
Cumulative effect of accounting change on adoption of ASU 2016-13	—	—	—	—	—	—	(1,545)	(1,545)
Net income	—	—	—	—	—	—	36,963	36,963
Other comprehensive income	—	—	—	—	—	126	—	126
Balance, March 31, 2022	163,234,542	$163,235	—	$—	$1,683,310	$(7,009)	$(703,099)	$1,136,437

Balance, December 31, 2022	163,234,542	$163,235	6,436,736	$(49,341)	$1,698,781	$(25,471)	$(648,304)	$1,138,900
Share-based compensation	—	—	—	—	(3,074)	—	—	(3,074)
Ordinary shares issued related to founders advisory fees - related party	1,831,653	1,832	—	—	(1,832)	—	—	—
Ordinary shares repurchased	—	—	115,570	(864)	—	—	—	(864)
Net income	—	—	—	—	—	—	9,431	9,431
Other comprehensive income	—	—	—	—	—	1,593	—	1,593
Balance, March 31, 2023	165,066,195	$165,067	6,552,306	$(50,205)	$1,693,875	$(23,878)	$(638,873)	$1,145,986
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net income	$9,431	$36,963
Adjustments to reconcile net income to net cash used in operating activities:
Founders advisory fees - related party (change in accounting fair value)	(24,236)	(59,848)
Depreciation and amortization expense	16,087	16,371
Interest and payment-in-kind on preferred shares	1,698	1,634
Share-based compensation	(3,074)	4,963
Non-cash lease expense	1,153	1,309
Deferred income taxes	(6,322)	843
Amortization of deferred financing costs	410	395
Amortization of acquisition related inventory step-up	—	6,122
Loss on contingent earn-out	246	—
Unrealized (gain) loss on foreign currency	(721)	880
Loss on disposal of assets	5	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,670	(9,801)
Inventories	(13,119)	(16,782)
Prepaid expenses and current other assets	360	4,164
Other assets	—	599
Accounts payable	(10,878)	(6,143)
Deferred revenue	—	372
Income taxes payable, net	(7,381)	(6,229)
Accrued expenses and other current liabilities	8,785	8,094
Founders advisory fees - related party (cash settled)	(4,655)	(53,547)
Operating lease liabilities	(1,169)	(1,240)
Other liabilities	94	(15)
Net cash used in operating activities	(31,616)	(70,896)
Cash flows from investing activities:
Purchase of property and equipment	(2,456)	(1,313)
Purchase price adjustment under Business Combination Agreement	—	(1,638)
Net cash used in investing activities	(2,456)	(2,951)
Cash flows from financing activities:
Ordinary shares repurchased	(864)	—
Proceeds from exercise of warrants	—	529
Net cash (used in) provided by financing activities	(864)	529
Effect of foreign currency on cash and cash equivalents	(25)	1,307
Net change in cash and cash equivalents	(34,961)	(72,011)
Cash and cash equivalents, beginning of period	126,750	225,554
Cash and cash equivalents, end of period	$91,789	$153,543
Supplemental disclosures of cash flow information:
Cash paid for interest	$142	$145
Cash paid (received) for income taxes	$10,155	$(17)
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$—	$13,783
See accompanying notes to condensed consolidated financial statements

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization and General
Perimeter Solutions, SA, (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg. PSSA is headquartered in the Grand Duchy of Luxembourg with global operations in North America, Europe, and Asia Pacific. PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "PRM." The condensed consolidated financial statements herein include the assets, liabilities, and results of operations of PSSA and its subsidiaries, all of which are wholly owned (collectively, the “Company”).
Business Operations
The Company is a global solutions provider for the fire safety and specialty products industries. Approximately 74% of the Company's 2022 annual revenues were derived in the United States, approximately 15% in Europe, approximately 5% in Canada and approximately 2% in Mexico, with the remaining approximately 4% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment produces and sells Phosphorus Pentasulfide ("P2S5") in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”), which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
Global Economic Environment
In recent years, the global economic and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the COVID-19 pandemic and the conflict in Ukraine. While the Company has limited exposure in Russia and Ukraine, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2022 Annual Report. The condensed consolidated financial statements for the prior periods include certain reclassifications that were made to conform to the current period presentation. Such reclassifications have no impact on previously reported condensed consolidated financial position, results of operations or cash flows.
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
As of March 31, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in its consolidated financial statements included in the Company’s 2022 Annual Report, except for stock options granted during the three months ended March 31, 2023.
For stock options granted during the three months ended March 31, 2023, the Company recognizes compensation costs related to stock options granted to employees and non-employees based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The Company records forfeitures as they are incurred. The grant date fair value of the stock options is expensed proportionately for each tranche over the applicable service period. The fair value of performance-based stock options is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. The assumptions used in the Black-Scholes option-pricing model are as follows:
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

•Expected volatility. As the Company does not have sufficient historical stock price information to meet the expected life of the stock option grants, it uses a blended volatility based on the Company’s short trading history and on the trading history from the common stock of a set of comparable publicly listed companies.
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
Recently Issued and Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which will require lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. The Company adopted Topic 842 as of January 1, 2022 at December 31, 2022, using the optional transition method provided by ASU 2018-11. Refer to Note 6, "Leases," for additional disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and issued subsequent amendments to the initial guidance within ASU 2019-04, ASU 2019-05 and ASU 2019-11. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a new model that uses a forward-looking expected loss method, which generally results in earlier recognition of allowances for losses. The Company adopted the standard as of January 1, 2022 at December 31, 2022. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements with the most significant impact being the increase in allowance for doubtful accounts related to its trade accounts receivable. The adoption adjustment was recorded to accumulated deficit in the accompanying condensed consolidated statements of shareholders’ equity.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as London Interbank Offered Rate (“LIBOR”) which is being phased out, to alternate reference rates, such as Secured Overnight Financing Rate (“SOFR”). These standards are elective and are effective upon issuance for all entities through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of reference rate reform relief to December 31, 2024. The Company expects that the switch in the reference rates from LIBOR to SOFR, under its Revolving Credit Facility (defined below), will occur no later than June 30, 2023.
3. BUSINESS ACQUISITIONS
Business Combination
On November 9, 2021 (the “Closing Date”), PSSA consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, the former parent company of PSSA ("EverArc"), SK Invictus Holdings, S.à r.l., ("SK Holdings"), SK Invictus Intermediate S.à r.l., ("SK Intermediate"), doing business under the name Perimeter Solutions and EverArc (BVI) Merger Sub Limited, incorporated in the British Virgin Islands and a wholly-owned subsidiary of PSSA pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021.
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

4. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	March 31, 2023	December 31, 2022
Inventory:
Raw materials and manufacturing supplies	$75,777	$65,968
Work in process	262	248
Finished goods	80,218	76,745
Total inventory	$156,257	$142,961

Prepaid Expenses and Other Current Assets:
Advance to vendors	$2,208	$2,047
Prepaid insurance	4,228	5,870
Prepaid value-added taxes	3,537	2,872
Other	1,653	1,162
Total prepaid expenses and other current assets	$11,626	$11,951

Property, Plant and Equipment:
Buildings	$3,966	$3,948
Leasehold improvements	2,699	2,333
Furniture and fixtures	514	344
Machinery and equipment	58,701	58,314
Vehicles	3,995	4,106
Construction in progress	2,402	1,953
Total property, plant and equipment, gross	72,277	70,998
Less: Accumulated depreciation	(13,056)	(12,152)
Total property, plant and equipment, net	$59,221	$58,846

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$82	$3,278
Accrued salaries	2,608	2,332
Accrued employee benefits	1,005	846
Accrued interest	17,351	8,235
Accrued purchases	5,188	1,790
Accrued taxes	5,501	11,000
Operating lease liabilities	3,278	3,541
Other	926	1,683
Total accrued expenses and other current liabilities	$35,939	$32,705

Other Non-Current Liabilities:
LaderaTech contingent earn-out	$7,519	$7,273
Other	2,105	2,049
Total other non-current liabilities	$9,624	$9,322
Depreciation expense related to property, plant and equipment for the three months ended March 31, 2023 and 2022 was $2.3 million and $2.5 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income.

The Company had an allowance for doubtful accounts, included in accounts receivable, net of $0.9 million as of March 31, 2023 and December 31, 2022.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2022	$860,319	$171,141	$1,031,460
Foreign currency translation	700	642	1,342
Balance, March 31, 2023	$861,019	$171,783	$1,032,802
Intangible assets and related accumulated amortization as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	761,000	(6,768)	(52,642)	701,590
Technology and patents	20	$250,000	$(2,681)	$(17,241)	$230,078
Tradenames	20	101,000	(884)	(6,988)	93,128
Balance, March 31, 2023		$1,112,000	$(10,333)	$(76,871)	$1,024,796

	December 31, 2022
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	761,000	(7,451)	(43,220)	710,329
Technology and patents	20	$250,000	$(3,029)	$(14,153)	$232,818
Tradenames	20	101,000	(970)	(5,737)	94,293
Balance, December 31, 2022		$1,112,000	$(11,450)	$(63,110)	$1,037,440
Amortization expense for definite-lived intangible assets for the three months ended March 31, 2023 and 2022 was $13.8 million and $13.9 million, respectively.
Estimated annual amortization expense of intangible assets for the next five years ended December 31 and thereafter is as follows (in thousands):

Amount
2023 remaining	$41,700
2024	55,600
2025	55,600
2026	55,600
2027	55,600
Thereafter	760,696
Total	$1,024,796

6. LEASES
Lease cost for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost (1)	$1,153	$1,309

Reported in:
Cost of goods sold	$1,092	$1,204
Selling, general and administrative expense	61	105
Total lease cost	$1,153	$1,309
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of March 31, 2023, the weighted-average remaining lease term of operating leases was approximately 7 years and the weighted-average discount rate applied was 5.8%.
Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$1,169	$1,240
ROU assets obtained in exchange for new operating lease obligations:
Non-cash investing and financing activity for operating leases	$10	$350
As of March 31, 2023, the estimated future minimum payment obligations for non-cancelable operating leases are as follows (in thousands):

Amount
Remainder of 2023	$3,283
2024	3,501
2025	3,349
2026	3,110
2027	2,230
Thereafter	6,693
Total lease payments	22,166
Less: imputed interest	(4,392)
Present value of operating lease liabilities	$17,774
7. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(9,423)	(9,720)
Long-term debt	$665,577	$665,280

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
Deferred financing costs incurred in connection with securing the Revolving Credit Facility were $2.3 million, which is carried as a long-term asset in the accompanying condensed consolidated balance sheets and is amortized on a straight-line over the term of the Revolving Credit Facility and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income.
As of March 31, 2023, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
On the Closing Date, SK Intermediate II assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 ("Senior Notes") issued by EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc under an indenture dated as of October 22, 2021 (“Indenture”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.
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
Deferred financing costs incurred in connection with securing the Senior Notes were $11.0 million, which were capitalized and will be amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets.
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
The Company, under its articles of association (the "Articles") is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability in the accompanying unaudited condensed consolidated balance sheets, and $1.7 million and $1.6 million of dividends on these Redeemable Preferred Shares for the three months ended March 31, 2023 and 2022, respectively, was recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. Preferred dividends in arrears were $5.5 million and $4.5 million at March 31, 2023 and December 31, 2022, respectively.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and is senior to the Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At March 31, 2023 and December 31, 2022, the redemption price was $105.5 million and $104.5 million, respectively.
8. INCOME TAXES
The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was (203.35)% and (17.28)%, respectively. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to be benefited in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of March 31, 2023 and 2022 primarily relates to net operating loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of March 31, 2023, it is reasonably possible that the Company’s uncertain tax benefits of $36.3 million may decrease by up to $34.0 million within twelve months, with no net impact on overall tax expense.
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
Commitments
The Company has a supply agreement to purchase elemental phosphorus (“P4”) from a supplier through 2023. The contract price is tied to the contract year cost times a multiplier, subject to a market-driven benchmark price adjustment, which is generally settled once per year. The Company did not purchase the anticipated minimum pounds of P4 for the three months ended March 31, 2023 and 2022. However, the Company has no obligation to record a liability, as there is no financial penalty owed to the vendor. Purchases under this supply agreement were $10.0 million and $14.0 million for the three months ended March 31, 2023 and 2022, respectively.
The Company also has an agreement to purchase various types of capital equipment up to $5.0 million through October 2027. As of March 31, 2023, the Company paid $2.0 million to the supplier and the remaining $3.0 million will be paid through October 2027.
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
On July 21, 2022, subject to certain limits, the shareholders’ of the Company approved a proposal authorizing the Company's board of directors (the “Board”) to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years (the “Share Repurchase Plan”). On November 3, 2022, the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by Company’s shareholders on July 21, 2022.
During the three months ended March 31, 2023, the Company repurchased 115,570 Ordinary Shares under its Share Repurchase Plan. The repurchased Ordinary Shares were recorded at cost and are being held in treasury. During the period from April 1, 2023 to May 5, 2023, the Company repurchased approximately 1,479,825 Ordinary Shares at an average price per share of approximately $7.34.
As of March 31, 2023, there were 158,513,889 Ordinary Shares, 33,843,440 warrants and 10,000,000 Redeemable Preferred Shares outstanding.
11. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
2021 Equity Plan
In connection with the Business Combination, the Company’s Board adopted, and its shareholders approved, the 2021 Equity Incentive Plan (the “2021 Equity Plan”). A total of 31,900,000 Ordinary Shares are authorized and reserved for issuance under the 2021 Equity Plan which provides for the grant of stock options (either incentive or non-qualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance share units and other share-based awards with respect to the Ordinary Shares. Shares associated with underlying awards that are expired, forfeited, or otherwise terminated without the delivery of shares, or are settled in cash, and any shares tendered to or withheld by the Company for the payment of an exercise price or for tax withholding will again be available for issuance under the 2021 Equity Plan.
During the three months ended March 31, 2023, the Company granted 2,175,000 performance-based non-qualified stock options ("PBNQSO") that vest based on the achievement of certain performance goals for fiscal years 2023-2027 (the “5-Year Option”) to its chief executive officer and independent directors. The Company recognizes compensation costs related to the 5-Year Option granted in 2023 based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of performance-based stock options is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
On March 8, 2023, in connection changes in the Company’s leadership structure, it amended the performance terms and conditions of the outstanding 5-Year Options previously granted to its former chief executive officer (the “Executive”) where by 50% of such outstanding options eligible to vest in each of fiscal years from 2023 through 2026 will remain subject to the existing performance terms and conditions. The remaining 50% of such outstanding options will be eligible to vest in such fiscal years subject to the performance terms and conditions related to the Executive’s position and duties as Vice Chairman. For the remaining 50% of outstanding options, the Company’s compensation committee will establish performance goals and communicate them to the Executive and assess achievement annually. For accounting purposes, the Company will recognize compensation expense related to the remaining 50% of outstanding options when the specified performance goal for future periods have been established and communicated to the Executive.
In March 2023, based on the Company’s performance for 2022, its compensation committee verified and determined the Annual Operational Performance per Diluted Share (“AOP”) for the 2022 tranche of the 5-Year Option to be $8.39. As a result, it was determined that a mutual understanding of the key terms and conditions for the 2022 tranche had been ascertained and the grant date was therefore established. The cumulative compensation expense for the 2022 tranche was adjusted based on the fair value calculated using the Black-Scholes option-pricing model at the grant date. As the AOP for the 2022 tranche was below the minimum vesting AOP target of $11.35 employees separated from the Company through the date of determination of the 2022 AOP relinquished 240,000 options retained by them relating the 2022 tranche and such options were cancelled by the Company.
As of March 31, 2023 there were 11,274,171 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $8.26 to $14.00 per Ordinary Share and expire ten years from the grant date.
The table below summarizes the PBNQSO activity for the three months ended March 31, 2023:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	10,339,171	$9.75
Granted	2,175,000	$8.31
Exercised	—	$—
Forfeited	(1,000,000)	$10.00
Cancelled	(240,000)	$10.00
Outstanding at March 31, 2023	11,274,171	$9.45	8.94	$—
Options vested and exercisable	245,004	$10.00	7.00	$—
The weighted-average assumptions used to fair value the PBNQSO at period end date or grant date using the Black-Scholes option-pricing model were as follows:

	Period End Date	Grant Date
Dividend yield	—%	—%
Risk-free interest rate	3.58%	3.93% to 4.18%
Expected volatility	46.30%	45.00%
Expected term (years)	5.10 to 5.85	6.50
Weighted average exercise price of options granted	$9.78	$8.31
Weighted average fair value of options granted	$3.24	$4.24
Non-cash share-based compensation expense recognized by the Company for the three months ended March 31, 2023 and 2022 was $(3.1) million and $5.0 million, respectively. The Company recognized negative compensation expense during the three months ended March 31, 2023 as a result of the remeasurement to the period end fair value of previously issued PBNQSO primarily due to a decrease in the Ordinary Share price as of the period end and also due to reversal of share-based compensation expense upon forfeitures.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of March 31, 2023, there was approximately $27.2 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.
Founder Advisory Amounts
Upon consummation of the Business Combination, the Company assumed the advisory agreement entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"), pursuant to which the EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, is entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and the remainder in cash.
The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding) for each year through December 31, 2027 and is valued using the period end volume weighted average closing share price of our Ordinary Shares for ten consecutive trading days. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. Because up to 50% of the Advisory Amounts could be settled through a cash payment, 50% are classified as a liability and the remaining 50% is classified within equity. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date, accordingly, the compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.
As of March 31, 2023 and December 31, 2022, the fair value of the Fixed Annual Advisory Amount was calculated to be $91.1 million and $104.4 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $7.73 and $8.86, respectively. As of March 31, 2023 and December 31, 2022, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $201.9 million and $237.0 million, respectively.
For the three months ended March 31, 2023 and 2022, the Company recognized a reduction in the compensation expense related to the founders advisory fees-related party due to a decrease in fair value for liability-classified Advisory Amounts of $24.2 million and $59.8 million, respectively.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Redeemable Preferred Shares equals the redemption price, which approximates fair value. At March 31, 2023 and December 31, 2022, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $553.5 million and $556.9 million, respectively.
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
Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements Using:
March 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$45,544	$—	$100,938	$146,482
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	7,519	7,519
Total liabilities	$45,544	$—	$108,457	$154,001

December 31, 2022
Liabilities:
Founders advisory fees payable - related party	$56,883	$—	$118,490	$175,373
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	7,273	7,273
Total liabilities	$56,883	$—	$125,763	$182,646
The fair value of the founders advisory fees payable is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the fair value of the underlying Ordinary Shares, the risk-free interest rate, the expected equity volatility, and the expected term of the Founder Advisory Agreement. See Note 11, “Share-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable.
The fair value of the contingent earn-out is related to the May 2020 purchase of LaderaTech, Inc. (“LaderaTech”) and is measured on a recurring basis using Level 3 fair value inputs. The LaderaTech earn-out is based on 20% of gross profits upon achieving a revenue threshold exceeding $5.0 million through December 31, 2026 and is valued using a Monte Carlo simulation model. Significant changes in the projected revenue, projected gross margin, or discount rate would have a material impact on the fair value of the contingent consideration.
Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

For the three months ended March 31, 2023:	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Fair value, beginning of period	$118,490	$7,273
Founders advisory fees - related party, change in fair value	(17,552)	—
Loss on contingent earn-out	—	246
Fair value, end of period	$100,938	$7,519

For the three months ended March 31, 2022:	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Fair value, beginning of period	$251,513	$19,979
Settlements	(40,776)	—
Reclassification from liability to equity	(10,495)	—
Founders advisory fees - related party, change in fair value	(46,256)	—
Fair value, end of period	$153,986	$19,979
13. RELATED PARTIES
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
In exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founder Entity is entitled to receive both the Fixed Annual Advisory Amount and the Variable Annual Advisory Amount from the Company.
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
For 2022, the average price was $8.86 per Ordinary Share. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $20.9 million, based on average price of $8.86 per Ordinary Share (the “2022 Fixed Amount”). The EverArc Founder Entity did not qualify to receive the Variable Annual Advisory Amount as the average price of $8.86 per Ordinary Share for 2022 was lower than the average price of $13.63 per Ordinary Share established in 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 77.7% of the 2022 Fixed Amount in Ordinary Shares (1,831,653 Ordinary Shares) and approximately 22.3% of the 2022 Fixed Amount in cash ($4.7 million). On February 15, 2023, the Company issued 1,831,653 Ordinary Shares and paid $4.7 million in cash in satisfaction of the 2022 Fixed Amount.
As of March 31, 2023, the Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $7.73 and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. These approaches resulted in fair values of $91.1 million for the Fixed Annual Advisory Amount and $201.9 million for the Variable Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period.
For the three months ended March 31, 2023, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $24.2 million primarily due to the decrease in share price of its Ordinary Shares.

The Company paid $0.1 million to lease real property from the sellers of First Response Fire Rescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC (collectively, "Ironman"), during the three months ended March 31, 2023 and 2022.
14. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service and portable retardant contracts. Revenues for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues from products	$43,140	$55,594
Revenues from services	709	1,592
Other revenues	9	572
Total net sales	$43,858	$57,758
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
Basic and diluted weighted average shares outstanding and earnings per share were as follows (in thousands, except share and per share data):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net income	$9,431	$36,963

Weighted-average shares outstanding:
Weighted average shares used in computing earnings per share, basic	157,700,326	160,251,199
Founders advisory fees	11,785,305	14,142,366
Ordinary Shares equivalent of warrants	—	383,667
Weighted average shares used in computing earnings per share, diluted	169,485,631	174,777,232

Basic earnings per share	$0.06	$0.23

Diluted earnings per share	$0.06	$0.21
As of March 31, 2023, 11.3 million PBNQSO and 26.1 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. As of March 31, 2022, 8.9 million PBNQSOs and 24.5 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.1 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

16. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products.
The Fire Safety segment manufactures and sells fire retardant and firefighting foam products, as well as specialized equipment and services typically offered in conjunction with these retardant and foam products.
The Specialty Products segment produces and sells P2S5 used in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
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
Information related to net sales and Adjusted EBITDA for the Company’s operations are summarized below (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net sales:
Fire safety	$18,744	$18,470
Specialty products	25,114	39,288
Total	$43,858	$57,758

Adjusted EBITDA:
Fire safety	$(3,361)	$(3,334)
Specialty products	6,477	15,311
Total segment Adjusted EBITDA	3,116	11,977
Less:
Depreciation and amortization	16,087	16,371
Interest and financing expense	10,146	10,496
Founders advisory fees - related party	(24,236)	(59,848)
Non-recurring expenses	1,559	1,476
Share-based compensation expense	(3,074)	4,963
Non-cash purchase accounting impact	—	6,122
Loss on contingent earn-out	246	—
Unrealized foreign currency (gain) loss	(721)	880
Income before income taxes	$3,109	$31,517

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended March 31, 2023 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2022 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Perimeter Solutions, S.A. (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg. PSSA is headquartered in the Grand Duchy of Luxembourg with global operations in North America, Europe, and Asia Pacific. PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on New York Stock Exchange ("NYSE") and trade under the symbol "PRM."
We are a global solutions provider, producing high-quality firefighting products and lubricant additives. Approximately 74% of our 2022 annual revenues were derived in the United States, approximately 15% in Europe, approximately 5% in Canada and approximately 2% in Mexico, with the remaining approximately 4% spread across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment produces and sells Phosphorus Pentasulfide ("P2S5") in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”), which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications. We offer several grades of P2S5 with varying degrees of phosphorus content, particle size, distribution, and reactivity to global customers.
We operate seven business units within our two reporting segments. The business unit structure is meant to promote the decentralized execution and accountability and maintain the geography and product-specific focus and granularity necessary to drive continued improvement in our key operational value drivers. Our key operational value drivers are profitable new business, pricing our products and services to the value they provide, and continued productivity improvements. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results.

Known Trends and Uncertainties
Growth in Fire Safety
We believe that our Fire Safety segment benefits from several secular growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing wildland urban interface resulting in a need for higher quantity of retardant use per acre and thereby necessitating an increase of the airtanker capacity. We believe that these trends are prevalent in North America, as well as globally.
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
We expect these trends to continue for the remainder of 2023 and beyond and drive growth in demand for fire retardant products. We have invested and intend to continue investing in the expansion our fire safety business through acquisitions in order to further grow our global customer base.
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
Global Economic Environment
In recent years, the global economic and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the COVID-19 pandemic and the conflict in Ukraine. While the Company has limited exposure in Russia and Ukraine, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Total Company
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change
			$	%
Net sales	$43,858	$57,758	$(13,900)	(24%)
Cost of goods sold	31,012	41,343	(10,331)	(25%)
Gross profit	12,846	16,415	(3,569)	(22%)
Operating expenses
Selling, general and administrative expense	10,465	19,154	(8,689)	(45%)
Amortization expense	13,763	13,855	(92)	(1%)
Founders advisory fees - related party	(24,236)	(59,848)	35,612	(60%)
Other operating expense	2	196	(194)	(99%)
Total operating expenses	(6)	(26,643)	26,637	(100%)
Operating income	12,852	43,058	(30,206)	(70%)
Other expense (income):
Interest expense, net	10,146	10,496	(350)	(3%)
Loss on contingent earn-out	246	—	246	—%
Unrealized foreign currency (gain) loss	(721)	880	(1,601)	(182%)
Other expense, net	72	165	(93)	(56%)
Total other expense, net	9,743	11,541	(1,798)	(16%)
Income before income taxes	3,109	31,517	(28,408)	(90%)
Income tax benefit	6,322	5,446	876	16%
Net income	$9,431	$36,963	$(27,532)	(74%)
Net Sales. Net sales decreased by $13.9 million for the three months ended March 31, 2023 compared to the same period in 2022. Net sales in the Fire Safety segment increased by $0.3 million, representing a $2.4 million increase in fire suppressant sales offset by lower fire retardant sales of $2.1 million. Fire suppressant sales increased $2.1 million in Europe due to improved market share and sales of new fluorine free foam concentrates and $0.8 million in the Americas driven by growth in foam systems sales offset by a decrease in product sales of $0.5 million in Asia Pacific. Fire retardant sales decreased $2.7 million in the Americas and $0.2 million in Asia Pacific due to mild fire activity in those regions, offset by an increase of $0.8 million in Europe from improved pre-season sales. Fire retardant sales in a given geography are generally driven by the activity of the fire season in that geography. Net sales in the Specialty Products segment decreased $14.2 million, of which $8.9 million was in the Americas and $5.3 million was in Europe. The decrease in Specialty Products sales reflects a reduction in purchases by our lubricant additives customers in order to destock their inventory.
Cost of Goods Sold. Cost of goods sold decreased by $10.3 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in Fire Safety segment of $5.8 million was primarily due to a $6.1 million decrease in amortization of inventory step-up related to the Business Combination and a $0.7 million decrease in labor and share-based compensation expense offset by $1.0 million in higher material and manufacturing and other costs. The $4.5 million decrease in the Specialty Products segment was due to a $4.5 million decrease in raw material and manufacturing and other costs related to lower sales and a $0.2 million decrease in depreciation expense offset by a $0.2 million increase in lease expense.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $8.7 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to $7.2 million decrease in personnel related and share-based compensation expenses, a $0.5 million decrease in insurance costs, a $0.6 million decrease in logistics expenses and a $0.4 million decrease in accounting, legal and consulting expenses. The decrease in personnel related and share-based compensation expenses is primarily due to the recognition of negative share-

based compensation expense of $2.9 million during the three months ended March 31, 2023 resulting from a decrease in the Ordinary Share price as of the period end.
Founder advisory fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount. The decrease in the fair value of the Annual Advisory Amounts for the three months ended March 31, 2023 of $24.2 million was primarily due to a reduction in the average price per Ordinary Share from $8.86 as of December 31, 2022 to $7.73. The decrease in the fair value of the Annual Advisory Amount for the three months ended March 31, 2022 of $59.8 million was primarily due to a reduction in the average price per Ordinary Share from $13.63 as of December 31, 2021 to $11.97.
Unrealized Foreign Currency (Gain) Loss. Unrealized foreign currency gain of $0.7 million for the three months ended March 31, 2023 reflects weakening of the US dollar, primarily against the Euro, during the quarter. Unrealized foreign currency loss of $0.9 million for the three months ended March 31, 2022 reflects strengthening of the US dollar, primarily against the Euro, during the quarter.
Income Tax Benefit. Income tax benefit increased by $0.9 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
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

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$18,744	$25,114	$18,470	$39,288
Segment Adjusted EBITDA	$(3,361)	$6,477	$(3,334)	$15,311
Adjusted EBITDA for our Fire Safety segment was relatively flat compared to the prior year. A higher cost of goods sold, absent the amortization of inventory step-up related to the Business Combination, was offset by lower operating expenses.
Adjusted EBITDA for our Specialty Products segment decreased by $8.8 million to $6.5 million. The decrease was primarily due to lower net sales offset by lower cost of goods sold and operating expenses.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly. Our cash requirements, cash flows, indebtedness and available credit as of March 31, 2023 is discussed below.
We believe that our existing cash and cash equivalents of approximately $91.8 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of March 31, 2023 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of March 31, 2023, we expect our remaining fiscal year 2023 capital expenditure budget of approximately $7.5 million, will cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash (used in) provided by:
Operating activities	$(31,616)	$(70,896)
Investing activities	(2,456)	(2,951)
Financing activities	(864)	529
Effect of foreign currency on cash and cash equivalents	(25)	1,307
Net change in cash and cash equivalents	$(34,961)	$(72,011)
Operating Activities
Cash used in operating activities was $31.6 million and $70.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash used of $39.3 million, as compared to the same period in 2022 was primarily due to a reduction in payment of founders advisory fee of $48.9 million, increase in inventory and accounts receivable of $15.2 million due to preseason inventory build-up, offset by lower net income, non-cash items of $15.0 million and an increase in operating liabilities of $9.8 million, compared to 2022.
Investing Activities
Cash used in investing activities was $2.5 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we purchased property and equipment of $2.5 million. During the three months ended March 31, 2022, we purchased property and equipment of $1.3 million and paid an additional $1.7 million to SK Holdings upon finalization of the difference in estimated and actual working capital as of the Closing Date under the Business Combination Agreement.
Financing Activities
Cash (used in) provided by financing activities was $(0.9) million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we repurchased outstanding Ordinary Shares for $0.9 million. During the three months ended March 31, 2022, the cash provided of $0.5 million was primarily due to proceeds from exercise of warrants.
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
As of March 31, 2023, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
On November 9, 2021, SK Intermediate II assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 ("Senior Notes") issued by EverArc Escrow S.à r.l. (“Escrow Issuer”), a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc Holdings Limited ("EverArc") under an indenture dated as of October 22, 2021 (“Indenture”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year, commencing on April 30, 2022.
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
For additional information about our long-term debt, refer to Note 7, “Long-Term Debt and Redeemable Preferred Shares,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
We repurchased 115,570 Ordinary Shares during the three months ended March 31, 2023. The repurchased Ordinary Shares were recorded at cost and are being held in treasury. During the period from April 1, 2023 to May 5, 2023, we repurchased approximately 1,479,825 Ordinary Shares at an average price per share of approximately $7.34.
Founder Advisory Agreement
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
For 2022, the average price was $8.86 per Ordinary Share. The EverArc Founder Entity was entitled receive the Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $20.9 million, based on average price of $8.86 per Ordinary Share (the “2022 Fixed Amount”). The EverArc Founder Entity did not qualify to receive the Variable Annual

Advisory Amount as the average price of $8.86 per Ordinary Share for 2022 was lower than the average price of $13.63 per Ordinary Share established in 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 77.7% of the 2022 Fixed Amount in Ordinary Shares 1,831,653 Ordinary Shares) and approximately 22.3% of the 2022 Fixed Amount in cash $4.7 million). On February 15, 2023, the Company issued 1,831,653 Ordinary Shares and paid $4.7 million in cash in satisfaction of the 2022 Fixed Amount.
As of March 31, 2023, the fair value of the Fixed Annual Advisory Amount was calculated to be $91.1 million based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $7.73 and the fair value of the Variable Annual Advisory Amount was determined to be $201.9 million using a Monte Carlo simulation model.
For additional information about the Founder Advisory Agreement, refer to Note 11, “Share-Based Compensation” and Note 13, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. As of March 31, 2023, the Company’s significant accounting policies and estimates are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2022 Annual Report filed on Form 10-K with the SEC on March 1, 2023, except for stock options granted during the three months ended March 31, 2023, refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in this Quarterly Report. Significant estimates made by management in connection with the preparation of the accompanying unaudited condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the allowance for doubtful accounts, the fair value of financial assets and liabilities, stock options, founder advisory fees, contingent earn-out liability and realizability of deferred tax assets. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving

Credit Facility is based on adjusted LIBOR plus or base rate plus an applicable margin. At March 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at March 31, 2023, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As described further in our 2022 Annual Report, PSSA’s principal executive officer and principal financial officer had concluded that as of December 31, 2022, the design and implementation of our disclosure controls and procedures were not effective, due to the existence of material weaknesses. These material weaknesses around control environment and control activities continued to exist at March 31, 2023. These material weaknesses include:
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
Remediation Plan
We have begun enhancing the process of, and are focused on, designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•Implementing new controls and procedures.
•Hiring of additional qualified resources.
•Continuing engagement of outside resources to assist with the design and implementation of a system of risk-based internal controls that aligns to and is measured against the framework issued to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) ("COSO 2013").
Changes in Internal Control Over Financial Reporting
Other than the changes described in the Remediation Plan detailed above, there were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of Ordinary Share repurchases for the quarter ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program (1)
January 1, 2023 - January 31, 2023	—	$—	—	34,222,521
February 1, 2023 - February 28, 2023	—	$—	—	34,222,521
March 1, 2023 - March 31, 2023	115,570	$7.46	115,570	34,106,951
Total	115,570	$7.46	115,570
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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description
10.1†*	Employment Agreement, dated as of March 8, 2023 by and between Perimeter Solutions, SA and Haitham Khouri.
10.2†*	Amendment to the Employment Agreement, dated as of March 8, 2023 by and between Perimeter Solutions, SA and Edward Goldberg.
10.3†*	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Noriko Yokozuka.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
†     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perimeter Solutions, SA

Date: May 10, 2023	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Charles Kropp
Charles Kropp
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)