Form 10-Q
period 2023-06-30
Perimeter Solutions, SA
filed 2023-08-03
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023, there were 154,520,833 ordinary shares, nominal value $1.00 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended June 30, 2023 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•future financial performance, including any growth or expansion plans and opportunities;
•our ability to expand our fire safety business;
•our beliefs regarding certain trends and growth drivers in our fire safety business;
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
•changes in the regulation of the petrochemical industry, a downturn in the specialty chemicals and/or fire retardant end markets or our failure to accurately predict the frequency, duration, timing, and severity of changes in demand in such markets;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$22,118	$126,750
Accounts receivable, net	62,635	26,646
Inventories	163,122	142,961
Income tax receivable	3,415	214
Prepaid expenses and other current assets	10,721	11,951
Total current assets	262,011	308,522
Property, plant and equipment, net	58,844	58,846
Operating lease right-of-use assets	14,946	18,582
Finance lease right-of-use assets	4,811	—
Goodwill	1,033,642	1,031,460
Customer lists, net	692,965	710,329
Technology and patents, net	227,169	232,818
Tradenames, net	91,986	94,293
Other assets, net	1,542	1,766
Total assets	$2,387,916	$2,456,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,174	$36,794
Accrued expenses and other current liabilities	24,655	32,705
Founders advisory fees payable - related party	6,945	4,655
Deferred revenue	2,653	—
Total current liabilities	66,427	74,154
Long-term debt	665,879	665,280
Operating lease liabilities, net of current portion	12,655	15,484
Finance lease liabilities, net of current portion	4,349	—
Deferred income taxes	267,722	278,270
Founders advisory fees payable - related party	79,511	170,718
Redeemable preferred shares	103,775	101,279
Redeemable preferred shares - related party	2,751	3,209
Other non-current liabilities	9,785	9,322
Total liabilities	1,212,854	1,317,716
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 165,066,195 and 163,234,542 shares issued; 154,520,833 and 156,797,806 shares outstanding at June 30, 2023 and December 31, 2022, respectively	165,067	163,235
Treasury shares, at cost; 10,545,362 shares and 6,436,736 at June 30, 2023 and December 31, 2022, respectively	(76,553)	(49,341)
Additional paid-in capital	1,695,070	1,698,781
Accumulated other comprehensive loss	(21,663)	(25,471)
Accumulated deficit	(586,859)	(648,304)
Total shareholders’ equity	1,175,062	1,138,900
Total liabilities and shareholders’ equity	$2,387,916	$2,456,616
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net sales	$76,137	$100,965	$119,995	$158,723
Cost of goods sold	44,140	72,050	75,152	113,393
Gross profit	31,997	28,915	44,843	45,330
Operating expenses:
Selling, general and administrative expense	14,897	19,679	25,362	38,833
Amortization expense	13,771	13,802	27,534	27,657
Founders advisory fees - related party	(60,026)	(20,465)	(84,262)	(80,313)
Other operating expense	8	260	10	456
Total operating expenses	(31,350)	13,276	(31,356)	(13,367)
Operating income	63,347	15,639	76,199	58,697
Other expense (income):
Interest expense, net	10,344	12,142	20,490	22,638
Loss (gain) on contingent earn-out	146	(9,398)	392	(9,398)
Unrealized foreign currency loss (gain)	93	3,156	(628)	4,036
Other expense (income), net	17	(200)	89	(35)
Total other expense, net	10,600	5,700	20,343	17,241
Income before income taxes	52,747	9,939	55,856	41,456
Income tax (expense) benefit	(733)	(1,012)	5,589	4,434
Net income	52,014	8,927	61,445	45,890
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,215	(16,371)	3,808	(16,245)
Total comprehensive income (loss)	$54,229	$(7,444)	$65,253	$29,645
Earnings per share:
Basic	$0.33	$0.05	$0.39	$0.28
Diluted	$0.31	$0.05	$0.36	$0.26
Weighted average number of ordinary shares outstanding:
Basic	156,525,006	162,917,478	157,109,418	161,591,704
Diluted	168,310,311	177,059,844	168,894,723	175,734,070
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	157,237,435	$157,237	—	$—	$1,670,033	$(7,135)	$(738,517)	$1,081,618
Share-based compensation	—	—	—	—	4,963	—	—	4,963
Ordinary share issued related to founders advisory fees - related party	5,952,992	5,954	—	—	7,829	—	—	13,783
Ordinary share issued related to warrants exercised	44,115	44	—	—	485	—	—	529
Cumulative effect of accounting change on adoption of ASU 2016-13	—	—	—	—	—	—	(1,545)	(1,545)
Net income	—	—	—	—	—	—	36,963	36,963
Other comprehensive income	—	—	—	—	—	126	—	126
Balance, March 31, 2022	163,234,542	163,235	—	—	1,683,310	(7,009)	(703,099)	1,136,437
Share-based compensation	—	—	—	—	3,433	—	—	3,433
Ordinary shares repurchased	—	—	597,513	(5,008)	—	—	—	(5,008)
Net income	—	—	—	—	—	—	8,927	8,927
Other comprehensive loss	—	—	—	—	—	(16,371)	—	(16,371)
Balance, June 30, 2022	163,234,542	$163,235	597,513	$(5,008)	$1,686,743	$(23,380)	$(694,172)	$1,127,418

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	163,234,542	$163,235	6,436,736	$(49,341)	$1,698,781	$(25,471)	$(648,304)	$1,138,900
Share-based compensation	—	—	—	—	(3,074)	—	—	(3,074)
Ordinary shares issued related to founders advisory fees - related party	1,831,653	1,832	—	—	(1,832)	—	—	—
Ordinary shares repurchased	—	—	115,570	(864)	—	—	—	(864)
Net income	—	—	—	—	—	—	9,431	9,431
Other comprehensive income	—	—	—	—	—	1,593	—	1,593
Balance, March 31, 2023	165,066,195	165,067	6,552,306	(50,205)	1,693,875	(23,878)	(638,873)	1,145,986
Share-based compensation	—	—	—	—	1,195	—	—	1,195
Ordinary shares repurchased	—	—	3,993,056	(26,348)	—	—	—	(26,348)
Net income	—	—	—	—	—	—	52,014	52,014
Other comprehensive income	—	—	—	—	—	2,215	—	2,215
Balance, June 30, 2023	165,066,195	$165,067	10,545,362	$(76,553)	$1,695,070	$(21,663)	$(586,859)	$1,175,062
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income	$61,445	$45,890
Adjustments to reconcile net income to net cash used in operating activities:
Founders advisory fees - related party (change in accounting fair value)	(84,262)	(80,313)
Depreciation and amortization expense	32,217	33,086
Interest and payment-in-kind on preferred shares	3,396	3,268
Share-based compensation	(1,879)	8,396
Non-cash lease expense	2,271	2,642
Deferred income taxes	(11,076)	(129)
Amortization of deferred financing costs	824	793
Amortization of acquisition related inventory step-up	—	24,138
Loss (gain) on contingent earn-out	392	(9,398)
Unrealized (gain) loss on foreign currency	(628)	4,036
Loss on disposal of assets	20	9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(35,640)	(44,477)
Inventories	(19,963)	(41,431)
Prepaid expenses and current other assets	1,260	7,301
Accounts payable	(4,744)	15,834
Deferred revenue	2,653	4,991
Income taxes payable, net	(10,479)	(10,872)
Accrued expenses and other current liabilities	(1,805)	3,050
Founders advisory fees - related party (cash settled)	(4,655)	(53,547)
Operating lease liabilities	(2,263)	(2,511)
Finance lease liabilities	(67)	—
Other liabilities	47	(107)
Net cash used in operating activities	(72,936)	(89,351)
Cash flows from investing activities:
Purchase of property and equipment	(4,375)	(4,006)
Purchase price adjustment under Business Combination Agreement	—	(1,638)
Net cash used in investing activities	(4,375)	(5,644)
Cash flows from financing activities:
Ordinary shares repurchased	(27,212)	(5,008)
Proceeds from exercise of warrants	—	529
Principal payments on finance lease obligations	(103)	—
Net cash used in financing activities	(27,315)	(4,479)
Effect of foreign currency on cash and cash equivalents	(6)	(578)
Net change in cash and cash equivalents	(104,632)	(100,052)
Cash and cash equivalents, beginning of period	126,750	225,554
Cash and cash equivalents, end of period	$22,118	$125,502
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,153	$17,919
Cash paid for income taxes	$18,317	$6,572
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$—	$13,783
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
Business Operations
The Company is a global solutions provider for the fire safety and specialty chemical industries. Approximately 74% of the Company's 2022 annual revenues were derived in the United States, approximately 15% in Europe, approximately 5% in Canada and approximately 2% in Mexico, with the remaining approximately 4% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment produces and sells Phosphorus Pentasulfide ("P2S5") in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additives end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”), which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the COVID-19 pandemic and the conflict in Ukraine. While the Company has limited exposure in Russia and Ukraine, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

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
As of June 30, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in its consolidated financial statements included in the Company’s 2022 Annual Report, except for performance-based non-qualified stock options ("PBNQSO") granted during the three months ended March 31, 2023 (“Q1-2023 Option Grants”) and modifications to PBNQSO’s as of May 8, 2023.
For PBNQSO’s granted during the three months ended March 31, 2023, the Company recognized compensation costs related to PBNQSO’s granted to employees and non-employees based on the estimated fair value of the awards on the date of grant. The Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO’s is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO’s is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining applicable service period. The assumptions used in the Black-Scholes option-pricing model are as follows:
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
As of May 8, 2023, to better account for seasonal fluctuations of the business, and to better align stock option performance with shareholder return, the Company modified certain terms in the PBNQSO agreements. One modification eliminated a term that provided discretion to the compensation committee to make certain adjustments on how the annual operational performance per diluted share (“AOP”) against the performance target will be measured. Such discretion prohibited the establishment of the grant date under Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation” (“Topic 718”). As of May 8, 2023, it was determined that a mutual understanding of the key terms and conditions of the PBNQSO’s has been ascertained and the grant date was therefore established for PBNQSO’s granted through December 31, 2022 (“Prior Grants”).
The modifications were determined to be a Type I (probable to probable) modification under Topic 718. As such, the Company performed a final fair value remeasurement under the original terms of Prior Grants using the Hull-White model and recognized the cumulative compensation cost to reflect the cumulative effect of re-measuring the compensation cost as of May 8, 2023. Subsequently, the Company calculated the modification date fair value for the PBNQSO’s based on the modified terms using (i) the Hull-White model that addresses the performance condition in the option agreements, and (ii) using the Monte Carlo simulation model that addresses the market condition in the option agreements. The modification did not result in any incremental share-based compensation expense for the Q1-2023 Option Grants.
The Company currently expects that the performance condition for the modified awards is probable of being achieved, accordingly, the fair value of the PBNQSO’s on the modification date, calculated using the Hull-White model and Black Scholes option-pricing model, as applicable, is recognized as compensation expense on a proportionate basis, for each tranche, over the remaining applicable service period. The Hull-White model requires us to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor, drift rate, the volatility of our Ordinary Shares, risk-free interest rate, and expected dividends. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of modification and corresponds to remaining contractual term of the PBNQSO’s. As the Company does not have sufficient historical stock price information to meet the expected life of the stock option grants, it uses a blended volatility based on the Company’s short trading history and on the trading history from the common stock of a set of comparable publicly listed companies.
Recently Issued and Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which required lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which added a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. The Company adopted Topic 842 as of January 1, 2022 at December 31, 2022, using the optional transition method provided by ASU 2018-11. Refer to Note 6, "Leases," for additional disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and issued subsequent amendments to the initial guidance within ASU 2019-04, ASU 2019-05 and ASU 2019-11. The amendments required an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a new model that uses a forward-looking expected loss method, which generally results in earlier recognition of allowances for losses. The Company adopted the standard as of January 1, 2022 at December 31,

2022. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements with the most significant impact being the increase in allowance for doubtful accounts related to its trade accounts receivable. The adoption adjustment was recorded to accumulated deficit in the accompanying condensed consolidated statements of shareholders’ equity.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provided temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as London Interbank Offered Rate (“LIBOR”) which is being phased out, to alternate reference rates, such as Secured Overnight Financing Rate (“SOFR”). These standards are elective and are effective upon issuance for all entities through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, which deferred the sunset date of reference rate reform relief to December 31, 2024. The switch in the reference rates from LIBOR to SOFR, under the Company’s Revolving Credit Facility (defined below), occurred as of June 30, 2023. The Company did not have any outstanding borrowings under the Revolving Credit Facility, accordingly, the switch in the reference rates from LIBOR to SOFR did not have a material impact on the Company’s consolidated financial statements.
3. BUSINESS ACQUISITIONS
Business Combination
On November 9, 2021 (the “Closing Date”), PSSA consummated the transactions (the “Business Combination”) contemplated by the business combination agreement with EverArc Holdings Limited, the former parent company of PSSA ("EverArc"), SK Invictus Holdings, S.à r.l., ("SK Holdings"), SK Invictus Intermediate S.à r.l., ("SK Intermediate"), doing business under the name Perimeter Solutions and EverArc (BVI) Merger Sub Limited, incorporated in the British Virgin Islands and a wholly-owned subsidiary of PSSA (the “Business Combination Agreement”) dated June 15, 2021.
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

4. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	June 30, 2023	December 31, 2022
Inventory:
Raw materials and manufacturing supplies	$79,319	$65,968
Work in process	241	248
Finished goods	83,562	76,745
Total inventory	$163,122	$142,961

Prepaid Expenses and Other Current Assets:
Advance to vendors	$2,909	$2,047
Prepaid insurance	2,568	5,870
Prepaid value-added taxes	3,480	2,872
Other	1,764	1,162
Total prepaid expenses and other current assets	$10,721	$11,951

Property, Plant and Equipment:
Buildings	$3,963	$3,948
Leasehold improvements	2,712	2,333
Furniture and fixtures	513	344
Machinery and equipment	59,519	58,314
Vehicles	4,005	4,106
Construction in progress	3,436	1,953
Total property, plant and equipment, gross	74,148	70,998
Less: Accumulated depreciation	(15,304)	(12,152)
Total property, plant and equipment, net	$58,844	$58,846

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$1,186	$3,278
Accrued salaries	2,033	2,332
Accrued employee benefits	1,116	846
Accrued interest	6,978	8,235
Accrued purchases	3,814	1,790
Accrued taxes	5,313	11,000
Operating lease liabilities	2,799	3,541
Finance lease liabilities	388	—
Other	1,028	1,683
Total accrued expenses and other current liabilities	$24,655	$32,705

Other Non-Current Liabilities:
LaderaTech contingent earn-out	$7,665	$7,273
Other	2,120	2,049
Total other non-current liabilities	$9,785	$9,322
Depreciation expense related to property, plant and equipment was $2.4 million and $4.7 million for the three and six months ended June 30, 2023, respectively, and $2.9 million and $5.4 million for the three and six months ended June 30, 2022, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The Company had an allowance for doubtful accounts, included in accounts receivable, net of $0.6 million and $0.9 million as of June 30, 2023 and December 31, 2022, respectively.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2022	$860,319	$171,141	$1,031,460
Foreign currency translation	1,689	493	2,182
Balance, June 30, 2023	$862,008	$171,634	$1,033,642
Intangible assets and related accumulated amortization as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$(5,964)	$(62,071)	$692,965
Technology and patents	20	250,000	(2,498)	(20,333)	227,169
Tradenames	20	101,000	(775)	(8,239)	91,986
Balance, June 30, 2023		$1,112,000	$(9,237)	$(90,643)	$1,012,120

	December 31, 2022
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$(7,451)	$(43,220)	$710,329
Technology and patents	20	250,000	(3,029)	(14,153)	232,818
Tradenames	20	101,000	(970)	(5,737)	94,293
Balance, December 31, 2022		$1,112,000	$(11,450)	$(63,110)	$1,037,440
Amortization expense for definite-lived intangible assets was $13.7 million and $27.5 million for the three and six months ended June 30, 2023, respectively, and $13.8 million and $27.7 million for the three and six months ended June 30, 2022, respectively.
Estimated annual amortization expense of intangible assets for the next five years ending December 31 and thereafter is as follows (in thousands):

2023 remaining	$27,800
2024	55,600
2025	55,600
2026	55,600
2027	55,600
Thereafter	761,920
Total	$1,012,120

6. LEASES
Lease cost for the three and six months ended June 30, 2023 and 2022, respectively, are as follow (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease cost(1)	$1,117	$1,333	$2,271	$2,642
Finance lease cost:
Amortization of right-of-use assets	118	—	118	—
Interest on lease liabilities	75	—	75	—
Total lease cost	$1,310	$1,333	$2,464	$2,642

Reported in:
Cost of goods sold	$1,171	$1,228	$2,264	$2,432
Selling, general and administrative	139	105	200	210
Total lease cost	$1,310	$1,333	$2,464	$2,642
(1) Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of June 30, 2023 the weighted-average remaining lease term of operating leases and finance leases were approximately 7.4 years and 9.2 years, respectively and the weighted-average discount rates applied were 5.8% and 7.9%, respectively.
Supplemental cash flow information related to leases for the six months ended June 30, 2023 and June 30, 2022 are as follows (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,263	$2,511
Operating cash flows for finance leases	67	—
Financing cash flows for finance leases	103	—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$912
Finance leases	4,688	—
Net change in operating lease right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$(1,514)	—

As of June 30, 2023, the estimated future minimum payment obligations for non-cancelable operating leases are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$1,983	$383
2024	3,100	723
2025	2,948	703
2026	2,585	617
2027	1,955	580
Thereafter	6,742	4,231
Total Lease payments	19,313	7,237
Less: imputed interest	3,859	2,500
Present value of lease liabilities	$15,454	$4,737
7. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(9,121)	(9,720)
Long-term debt	$665,879	$665,280
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

As of June 30, 2023 and December 31, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
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
The Company, under its articles of association (the “Articles”) is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability in the accompanying unaudited condensed consolidated balance sheets, and $1.7 million, $3.4 million, $1.6 million and $3.3 million of dividends on these Redeemable Preferred Shares for the three and six months ended June 30, 2023 and June 30, 2022, respectively, is recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). At June 30, 2023 and December 31, 2022, $6.5 million and $4.5 million, respectively, of preferred dividends were in arrears.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and is senior to the Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At June 30, 2023 and December 31, 2022, the redemption price was $106.5 million and $104.5 million, respectively.
8. INCOME TAXES
The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate was 1.39% and (10.01)% for the three and six months ended June 30, 2023, respectively, and 10.18% and (10.70)% for the three and six months ended June 30, 2022, respectively. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to be benefited in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of June 30, 2023 and 2022 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more likely than not to be realized.
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. During the three and six months ended June 30, 2023, there was a decrease in unrecognized tax benefits of $34.0 million due to an amended tax filing. As of June 30, 2023, it is not expected that the Company’s remaining unrecognized tax benefits of $2.3 million will decrease within twelve months.
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
Commitments
The Company has a supply agreement to purchase elemental phosphorus (“P4”) from a supplier through 2023. The contract price is tied to the contract year cost times a multiplier, subject to a market-driven benchmark price adjustment, which is generally settled once per year. The Company did not purchase the anticipated minimum pounds of P4 for the three and six months ended June 30, 2023 and 2022. However, the Company has no obligation to record a liability, as there is no financial penalty owed to the vendor. Purchases under this supply agreement were $7.9 million and $17.9 million for the three and six months ended June 30, 2023, respectively, and $10.3 million and $24.3 million for the three and six months ended June 30, 2022, respectively.
The Company also has an agreement to purchase various types of capital equipment up to $5.0 million through October 2027. As of June 30, 2023, the Company paid $2.6 million to the supplier and the remaining $2.4 million will be paid through October 2027.

10. EQUITY
The Company’s authorized share capital is $4,100.0 million, consisting of 4,000.0 million Ordinary Shares with a nominal value of $1.00 per share and 10.0 million Redeemable Preferred Shares with a nominal value of $10.00 per share. Each Ordinary Share entitles the holder thereof to one vote.
On July 21, 2022, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Company’s Board of Directors (the “Board”) to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of shareholders approval, being 40,659,257 Ordinary Shares, at any time during the next five years (the “Share

Repurchase Plan”). On November 3, 2022 the Board re-established the limit for Ordinary Share repurchases at $100.00 million, which is within the repurchase limit approved by the Company’s shareholders on July 21, 2022.
During the three and six months ended June 30, 2023, the Company repurchased 3,993,056 and 4,108,626 Ordinary Shares, respectively, under its Share Repurchase Plan. The repurchased Ordinary Shares are recorded at cost and are being held in treasury.
As of June 30, 2023, there were 154,520,833 Ordinary Shares, 33,843,440 warrants and 10,000,000 Redeemable Preferred Shares outstanding.
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
During the three months ended March 31, 2023, the Company granted 2,175,000 PBNQSO’s that vest based on the achievement of certain performance goals for fiscal years 2023-2027 (the “5-Year Option”) to its chief executive officer and independent directors. The Company recognized compensation costs related to the 5-Year Option granted in 2023 based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of performance-based stock options is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining applicable service period.
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
As of May 8, 2023, the Company modified certain terms in the PBNQSO agreements as noted below:
•eliminated a term that provided discretion to the compensation committee to make certain adjustments on how AOP against the performance target will be measured with respect to the Prior Grants;
•eliminated the two-year look-back and two-year look-forward for excess AOP;
•adjusted the minimum and maximum AOP growth targets from 13.5% and 23.5% to 10% and 20%, respectively;

•added of cumulative vesting term, under which if the maximum AOP target was achieved in an option performance year, (including in any one of the two years immediately following the fifth and final year of the option term), any number of unvested options that were eligible to vest in all prior performance years, will be eligible to vest based on AOP calculated in such option performance year;
•added an alternative vesting provision if the market price of the Company's Ordinary Shares is more than twice the exercise price for a sustained period of time commencing in the third fiscal year after option grant; and
•made certain clarifying and other changes.
The above modifications affected all of the outstanding Prior Grants and Q1-2023 Option Grants and there was no incremental share-based compensation expense as a result of modifications.
The table below summarizes the PBNQSO activity for the six months ended June 30, 2023:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	10,339,171	$9.75
Granted	2,175,000	$8.31
Exercised	—	$—
Forfeited	(1,315,000)	$10.00
Outstanding at June 30, 2023	11,199,171	$9.44	8.70	$—
Options vested and exercisable	245,004	$10.00	6.69	$—
The weighted-average assumptions used to fair value the PBNQSO on the grant date using the Black-Scholes option-pricing model and on the modification date using the Hull-White model were as follows:

	Q1-2023 Option Grants	Prior Grants
Dividend yield	—%	—%
Risk-free interest rate	3.93% to 4.18%	3.48%
Expected volatility	45.00%	44.00%
Expected term (years)	6.50	8.50 to 9.25
Suboptimal exercise multiple	—	2.5
Drift rate	—%	3.51% to 3.52%
Weighted average exercise price of options granted	$8.31	$9.78
Weighted average fair value of options granted	$4.24	$3.15

Non-cash share-based compensation expense recognized by the Company for the three and six months ended June 30, 2023 was $1.2 million and $(1.9) million, respectively. Compensation expense is recognized based upon probability assessments of PBNQSOs that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of June 30, 2023, there was approximately $19.3 million of total unrecognized compensation expense related to non-vested PBNQSOs expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.
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
As of June 30, 2023 and December 31, 2022, the fair value of the Fixed Annual Advisory Amount was calculated to be $69.4 million and $104.5 million, respectively, based on the period end volume weighted average closing share price for consecutive trading days of Ordinary Shares of $5.89 and $8.86, respectively. As of June 30, 2023 and December 31, 2022, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $103.5 million and $237.0 million, respectively.
For the three and six months ended June 30, 2023, the Company recognized a reduction in the compensation expense related to the founders advisory fees-related party due to a decrease in fair value for liability-classified Advisory Amounts of $60.0 million and $84.3 million, respectively. For the three and six months ended June 30, 2022, the Company recognized a reduction in the compensation expense related to the founders advisory fees-related party due to a decrease in fair value for liability-classified Advisory Amounts of $20.5 million and $80.3 million, respectively.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Redeemable Preferred Shares equals the redemption price, which approximates fair value. At June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $534.9 million and $556.9 million, respectively.
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

Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements Using:
June 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$34,727	$—	$51,729	$86,456
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	7,665	7,665
Total liabilities	$34,727	$—	$59,394	$94,121

December 31, 2022
Liabilities:
Founders advisory fees payable - related party	$56,883	$—	$118,490	$175,373
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	7,273	7,273
Total liabilities	$56,883	$—	$125,763	$182,646
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
Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Fair value, beginning of period	$100,938	$7,519	$118,490	$7,273
Founders advisory fees - related party, change in fair value	(49,209)	—	(66,761)	—
Loss on contingent earn-out, change in fair value	—	146	—	392
Fair value, end of period	$51,729	$7,665	$51,729	$7,665

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Fair value, beginning of period	$153,986	$19,979	$251,513	$19,979
Settlements	—	—	(40,776)	—
Reclassification from liability to equity	—	—	(10,495)	—
Founders advisory fees - related party, change in fair value	(15,349)	—	(61,605)	—
Gain on contingent earn-out, change in fair value	—	(9,398)	—	(9,398)
Fair value, end of period	$138,637	$10,581	$138,637	$10,581
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
As of June 30, 2023, the Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $5.89 and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. These approaches resulted in fair values of $103.5 million for the Variable Annual Advisory Amount and $69.4 million for the Fixed Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period.
For the three and six months ended June 30, 2023, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $60.0 million and $84.3 million, respectively, primarily due to the decrease in stock price.
The Company leases real property from the sellers of First Response Fire Rescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC (collectively, “Ironman”). Shannon Horn, who serves as our Business Director, North America Retardant and Services, was one of the sellers of Ironman. The Company paid $0.1 million, $0.1 million, $0.2 million and $0.2 million to lease real property from Ironman during the three and six months ended June 30, 2023 and 2022, respectively.

14. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues from products	$72,720	$97,069	$115,860	$152,663
Revenues from services	2,929	3,418	3,638	3,990
Other revenues	488	478	497	2,070
Total net sales	$76,137	$100,965	$119,995	$158,723
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
Basic and diluted weighted average shares outstanding and earnings per share were as follows (in thousands, except share and per share data):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net income	$52,014	$8,927	$61,445	$45,890

Weighted-average shares outstanding:
Weighted average shares used in computing earnings per share, basic	156,525,006	162,917,478	157,109,418	161,591,704
Founders advisory fees	11,785,305	14,142,366	11,785,305	14,142,366
Weighted average shares used in computing earnings per share, diluted	168,310,311	177,059,844	168,894,723	175,734,070

Basic earnings per share	$0.33	$0.05	$0.39	$0.28

Diluted earnings per share	$0.31	$0.05	$0.36	$0.26
As of June 30, 2023, 11.2 million PBNQSO and 17.6 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. As of June 30, 2022, 10.2 million PBNQSOs and 23.9 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

16. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products.
The Fire Safety segment manufactures and sells fire retardant and firefighting foam products, as well as specialized equipment and services typically offered in conjunction with these retardant and foam products.
The Specialty Products segment produces and sells P2S5 used in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additives end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
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
Information related to net sales and Adjusted EBITDA for the Company’s operations are summarized below (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net sales:
Fire safety	$53,140	$66,577	$71,884	$85,047
Specialty products	22,997	34,388	48,111	73,676
Total	$76,137	$100,965	$119,995	$158,723

Adjusted EBITDA:
Fire safety	$16,532	$24,219	$13,171	$20,885
Specialty products	4,458	11,463	10,935	26,774
Total segment Adjusted EBITDA	20,990	35,682	24,106	47,659
Less:
Depreciation and amortization	16,130	16,715	32,217	33,086
Interest and financing expense	10,344	12,142	20,490	22,638
Founders advisory fees - related party	(60,026)	(20,465)	(84,262)	(80,313)
Non-recurring expenses	361	2,144	1,920	3,620
Share-based compensation expense	1,195	3,433	(1,879)	8,396
Non-cash purchase accounting impact	—	18,016	—	24,138
Loss (gain) on contingent earn-out	146	(9,398)	392	(9,398)
Unrealized foreign currency loss (gain)	93	3,156	(628)	4,036
Income before income taxes	$52,747	$9,939	$55,856	$41,456

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended June 30, 2023 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2022 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
We are a global solutions provider, producing high-quality firefighting products and specialty chemicals. Approximately 74% of our 2022 annual revenues were derived in the United States, approximately 15% in Europe, approximately 5% in Canada and approximately 2% in Mexico, with the remaining approximately 4% spread across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment produces and sells Phosphorus Pentasulfide ("P2S5") in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additives end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”), which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications. We offer several grades of P2S5 with varying degrees of phosphorus content, particle size, distribution, and reactivity to global customers.
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

Known Trends and Uncertainties
Growth in Fire Safety
We believe that our Fire Safety segment benefits from several secular growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing wildland urban interface resulting in a need for higher quantity of retardant use per acre and thereby necessitating an increase of the airtanker capacity. We believe that these trends are prevalent in North America, as well as globally and we expect these trends to continue and drive growth in demand for fire retardant products.
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
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the COVID-19 pandemic and the conflict in Ukraine. While the Company has limited exposure in Russia and Ukraine, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

Results of Operations
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Total Company
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change
			$	%
Net sales	$76,137	$100,965	$(24,828)	(25%)
Cost of goods sold	44,140	72,050	(27,910)	(39%)
Gross profit	31,997	28,915	3,082	11%
Operating expenses
Selling, general and administrative expense	14,897	19,679	(4,782)	(24%)
Amortization expense	13,771	13,802	(31)	—%
Founders advisory fees - related party	(60,026)	(20,465)	(39,561)	193%
Other operating expense	8	260	(252)	(97%)
Total operating expenses	(31,350)	13,276	(44,626)	(336%)
Operating income	63,347	15,639	47,708	305%
Other expense (income):
Interest expense, net	10,344	12,142	(1,798)	(15%)
Loss (gain) on contingent earn-out	146	(9,398)	9,544	(102%)
Unrealized foreign currency loss	93	3,156	(3,063)	(97%)
Other expense (income), net	17	(200)	217	(109%)
Total other expense, net	10,600	5,700	4,900	86%
Income before income taxes	52,747	9,939	42,808	431%
Income tax expense	(733)	(1,012)	279	(28%)
Net income	$52,014	$8,927	$43,087	483%
Net Sales. Net sales decreased by $24.8 million for the three months ended June 30, 2023 compared to the same period in 2022. Net sales in the Fire Safety segment decreased by $13.4 million, representing lower fire retardant sales of $16.3 million offset by a $2.9 million increase in fire suppressant sales. Fire retardant sales decreased $18.3 million in the Americas and $0.2 million in Asia Pacific due to decreased fire activity in those regions compared to the same period in 2022, partially offset by an increase of $2.2 million in Europe from improved pre-season sales. Fire retardant sales in a given geography are generally driven by the activity of the fire season in that geography. Fire suppressant sales increased $0.7 million in Europe due to geographic expansion along with sales of new fluorine free foam concentrates and $2.3 million in the Americas driven by growth in Class A foam sales into Canada along with foam system sales, partially offset by a decrease in product sales of $0.1 million in Asia Pacific. Net sales in the Specialty Products segment decreased $11.4 million, of which $10.1 million was in the Americas and $1.3 million was in Europe. The decrease in Specialty Products sales reflects a reduction in purchases by our specialty chemicals customers due to inventory destock in the end markets.
Cost of Goods Sold. Cost of goods sold decreased by $27.9 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in Fire Safety segment of $23.1 million was primarily due to a $18.0 million decrease in amortization of inventory step-up related to the Business Combination, a $0.8 million decrease in labor and share-based compensation expense, $3.3 million decrease in material and manufacturing costs, and a $1.0 million decrease in other costs. The $4.8 million decrease in the Specialty Products segment was due to a $4.6 million decrease in raw material and manufacturing and other costs related to lower sales and a $0.4 million decrease in depreciation expense offset by a $0.2 million increase in other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $4.8 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to $2.6 million decrease in personnel related and share-based compensation expenses, a $0.7 million decrease in insurance costs, a $1.3 million decrease in logistics expenses, and a $0.2 million decrease in other costs.

Founder advisory fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount. The decrease in the fair value of the Annual Advisory Amounts for the three months ended June 30, 2023, of $60.0 million was primarily due to a reduction in the average price per Ordinary Share from $7.73 as of March 31, 2023, to $5.89 as of June 30, 2023. The decrease in the fair value of the Annual Advisory Amount for the three months ended June 30, 2022, of $20.5 million was primarily due to a reduction in the average price per Ordinary Share from $11.97 as of March 31, 2022, to $11.24 as of June 30, 2022.
Interest expense, net. Interest expense decreased by $1.8 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a one-time, non-cash accounting accrual related to the Senior Notes of $1.5 million during the three months ended June 30, 2022.
Loss (Gain) on Contingent Earn-out. The contingent earn-out related to the purchase of LaderaTech changed by $9.5 million for the three months ended June 30, 2023 compared to the same period in 2022 due to a reduction in the fair value of the contingent consideration by $9.4 million in 2022 as a result of a change in the forecast of the product mix from an earn-out eligible fire retardant to a non earn-out eligible Company developed fire retardant.
Unrealized Foreign Currency Loss. Unrealized foreign currency loss decreased by $3.1 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to favorable foreign currency rate changes, primarily in the Euro, during the three months ended June 30, 2023.
Income Tax Expense. Income tax expense decreased by $0.3 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change
			$	%
Net sales	$119,995	$158,723	$(38,728)	(24%)
Cost of goods sold	75,152	113,393	(38,241)	(34%)
Gross profit	44,843	45,330	(487)	(1%)
Operating expenses
Selling, general and administrative expense	25,362	38,833	(13,471)	(35%)
Amortization expense	27,534	27,657	(123)	—%
Founders advisory fees - related party	(84,262)	(80,313)	(3,949)	5%
Other operating expense	10	456	(446)	(98%)
Total operating expenses	(31,356)	(13,367)	(17,989)	135%
Operating income	76,199	58,697	17,502	30%
Other expense (income):
Interest expense, net	20,490	22,638	(2,148)	(9%)
Loss (gain) on contingent earn-out	392	(9,398)	9,790	(104%)
Unrealized foreign currency (gain) loss	(628)	4,036	(4,664)	(116%)
Other expense (income), net	89	(35)	124	(354%)
Total other expense, net	20,343	17,241	3,102	18%
Income before income taxes	55,856	41,456	14,400	35%
Income tax benefit	5,589	4,434	1,155	26%
Net income	$61,445	$45,890	$15,555	34%
Net Sales. Net sales decreased by $38.7 million for the six months ended June 30, 2023 compared to the same period in 2022. Net sales in the Fire Safety segment decreased by $13.1 million, representing lower fire retardant sales of $18.4 million, partially offset by a $5.3 million increase in fire suppressant sales. Fire retardant sales decreased $21.1 million in the Americas and $0.4 million in Asia Pacific due to decreased fire activity in those regions compared to the same period in 2022, partially offset by an increase of $3.1 million in Europe from improved pre-season sales. Fire retardant sales in a given geography are generally driven by the activity of the fire season in that geography. Fire suppressant sales increased $2.8 million in Europe due to geographic expansion along with sales of new fluorine free foam concentrates and $3.1 million in the Americas driven by growth in foam systems sales, partially offset by a decrease in product sales of $0.6 million in Asia Pacific. Net sales in the Specialty Products segment decreased $25.6 million, of which $19.0 million was in the Americas and $6.6 million was in Europe. The decrease in Specialty Products sales reflects a reduction in purchases by our specialty chemicals customers due to inventory destock in the end markets.
Cost of Goods Sold. Cost of goods sold decreased by $38.2 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease in Fire Safety segment of $28.9 million was primarily due to a $24.1 million decrease in amortization of inventory step-up related to the Business Combination, a $1.5 million decrease in labor and share-based compensation expense, and $3.3 million in lower material and manufacturing and other costs. The $9.3 million decrease in the Specialty Products segment was due to a $9.4 million decrease in raw material and manufacturing and a $0.6 million decrease in depreciation expense, partially offset by a $0.7 million increase in lease expense and other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $13.5 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to $9.8 million decrease in personnel related and share-based compensation expenses, a $1.2 million decrease in insurance costs, a $1.9 million decrease in logistics expenses, a $0.3 million decrease in accounting, legal and consulting expenses, and a $0.3 million decrease in other costs. The decrease in personnel related and share-based compensation expenses is primarily due to the recognition of negative share-based compensation expense of $1.8 million during the six months ended June 30, 2023 resulting from a decrease in the Ordinary Share price as compared to $8.7 million during the six months ended June 30, 2022.
Founder advisory fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount. The decrease in the fair value of the Annual Advisory Amounts for the six months ended June 30, 2023 of $84.3 million was primarily due to a reduction in the average price per Ordinary Share from $8.86 as of December 31, 2022 to $5.89 as of June 30, 2023. The decrease in the fair value of the Annual Advisory Amount for the six months ended June 30, 2022 of $80.3 million was primarily due to a reduction in the average price per Ordinary Share from $13.63 as of December 31, 2021 to $11.24 as of June 30, 2022.
Interest expense, net. Interest expense decreased by $2.1 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a one-time, non-cash accounting accrual related to the Senior Notes of $1.5 million during the three months ended June 30, 2022.
Loss (Gain) on Contingent Earn-out. The contingent earn-out related to the purchase of LaderaTech changed by $9.8 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a reduction in the fair value of the contingent consideration by $9.4 million in 2022 as a result of a change in the forecast of the product mix from an earn-out eligible fire retardant to a non earn-out eligible Company developed fire retardant.
Unrealized Foreign Currency (Gain) Loss. Unrealized foreign currency gain increased by $4.7 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to favorable foreign currency rate changes, primarily in the Euro, during the six months ended June 30, 2023.
Income Tax Benefit. Income tax benefit increased by $1.2 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
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

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$53,140	$22,997	$66,577	$34,388
Segment Adjusted EBITDA	$16,532	$4,458	$24,219	$11,463
Adjusted EBITDA for our Fire Safety segment during the three months ended June 30, 2023 decreased by $7.7 million to $16.5 million. The decrease was primarily due to lower sales, partially offset by lower cost of goods sold and operating expenses.
Adjusted EBITDA for our Specialty Products segment during the three months ended June 30, 2023 decreased by $7.0 million to $4.5 million. The decrease was primarily due to lower sales, partially offset by lower cost of goods sold.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$71,884	$48,111	$85,047	$73,676
Segment Adjusted EBITDA	$13,171	$10,935	$20,885	$26,774
Adjusted EBITDA for our Fire Safety segment during the six months ended June 30, 2023 decreased by $7.7 million to $13.2 million. The decrease was primarily due to lower sales, partially offset by lower cost of goods sold and operating expenses.
Adjusted EBITDA for our Specialty Products segment during the six months ended June 30, 2023 decreased by $15.8 million to $10.9 million. The decrease was primarily due to lower sales, partially offset by lower cost of goods sold.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly. Our cash requirements, cash flows, indebtedness and available credit as of June 30, 2023 is discussed below.
We believe that our existing cash and cash equivalents of approximately $22.1 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of June 30, 2023 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of June 30, 2023, we expect our remaining fiscal year 2023 capital expenditure budget of approximately $5.6 million, will cover both our maintenance and growth capital expenditures requirements for the remainder of 2023. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash used in:
Operating activities	$(72,936)	$(89,351)
Investing activities	(4,375)	(5,644)
Financing activities	(27,315)	(4,479)
Effect of foreign currency on cash and cash equivalents	(6)	(578)
Net change in cash and cash equivalents	$(104,632)	$(100,052)
Operating Activities
Cash used in operating activities was $72.9 million and $89.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash used of $16.4 million, as compared to the same period in 2022 was primarily due to a reduction in payment of founder advisory fee of $48.9 million, reduction in inventory, accounts receivable and other current assets of $24.3 million due to lower sales, offset by higher net income and non-cash items of $28.0 million and an increase in operating liabilities of $28.8 million.
Investing Activities
Cash used in investing activities was $4.4 million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we purchased property and equipment of $4.4 million. During the six months ended June 30, 2022, we purchased property and equipment of $4.0 million and paid an additional $1.7 million to SK Holdings upon finalization of the difference in estimated and actual working capital as of the Closing Date under the Business Combination Agreement.
Financing Activities
Cash used in financing activities was $27.3 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we repurchased outstanding Ordinary Shares for $27.2 million. During the six months ended June 30, 2022, we repurchased outstanding Ordinary Shares for $5.0 million offset by $0.5 million in proceeds from exercise of warrants.
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
As of June 30, 2023, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
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
We repurchased 4,108,626 Ordinary Shares during the six months ended June 30, 2023. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
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
For 2022, the average price was $8.86 per Ordinary Share. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $20.9 million, based on average price of $8.86 per Ordinary Share (the “2022 Fixed Amount”). The EverArc Founder Entity did not qualify to receive the Variable Annual Advisory Amount as the average price of $8.86 per Ordinary Share for 2022 was lower than the average price of $13.63 per Ordinary Share established in 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 77.7% of the 2022 Fixed Amount in Ordinary Shares (1,831,653 Ordinary Shares) and approximately 22.3% of the 2022 Fixed Amount in cash $4.7 million. On February 15, 2023, the Company issued 1,831,653 Ordinary Shares and paid $4.7 million in cash in satisfaction of the 2022 Fixed Amount.
As of June 30, 2023, the fair value of the Fixed Annual Advisory Amount was calculated to be $69.4 million based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $5.89 and the fair value of the Variable Annual Advisory Amount was determined to be $103.5 million using a Monte Carlo simulation model.
For additional information about the Founder Advisory Agreement, refer to Note 11, “Share-Based Compensation” and Note 13, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. As of June 30, 2023, the Company’s significant accounting policies and estimates are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2022 Annual Report filed on Form 10-K with the SEC on March 1, 2023, except for PBNQSO’s granted during the three months ended March 31, 2023 and modifications to PBNQSO’s as of May 8, 2023, refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in this Quarterly Report. Significant estimates made by management in connection with the preparation of the accompanying unaudited condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the allowance for doubtful accounts, the fair value of financial assets and liabilities, stock options, founder advisory fees, contingent earn-out liability and realizability of deferred tax assets. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted LIBOR plus or base rate plus an applicable margin. At June 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at June 30, 2023, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As described further in our 2022 Annual Report, PSSA’s principal executive officer and principal financial officer had concluded that as of December 31, 2022, the design and implementation of our disclosure controls and procedures were not effective, due to the existence of material weaknesses. At June 30, 2023, the material weaknesses around control environment and control activities continued to exist. These material weaknesses include:
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
Changes in Internal Control Over Financial Reporting
Other than the changes described in the Remediation Plan detailed above, there were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of PSSA’s 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of share repurchases for the quarter ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program (1)
April 1, 2023 - April 30, 2023	1,183,226	$7.35	1,183,226	32,923,725
May 1, 2023 - May 31, 2023	1,291,385	$6.44	1,291,385	31,632,340
June 1, 2023 - June 30, 2023	1,518,445	$6.09	1,518,445	30,113,895
Total	3,993,056	$6.58	3,993,056
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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
(c) Trading Plans
On June 9, 2023, Haitham Khouri, Chief Executive Officer and Director of the Company, entered into a 10b5-1 sales plan (the “Khouri 10b-5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Khouri 10b5-1 Sales Plan provides for the sale of up to 600,000 Ordinary Shares and will remain in effect until the earlier of (1) March 24, 2024 and (2) the date on which an aggregate 600,000 Ordinary Shares have been sold under the Khouri 10b5-1 Sales Plan.

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

Perimeter Solutions, SA

Date: August 3, 2023	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Charles Kropp
Charles Kropp
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)