Form 10-Q
period 2023-09-30
Perimeter Solutions, SA
filed 2023-11-09
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, there were 152,784,298 ordinary shares, nominal value $1.00 per share, outstanding.

		Page
Cautionary Statement Regarding Forward-Looking Statements		3
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	6
	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	6
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	7
	Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	11
	1. Description of Business and Basis of Presentation	11
	2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements	12
	3. Business Acquisitions	14
	4. Balance Sheet Components	15
	5. Goodwill and Other Intangible Assets	16
	6. Leases	17
	7. Long-Term Debt and Redeemable Preferred Shares	18
	8. Income Taxes	20
	9. Commitments and Contingencies	20
	10. Equity	21
	11. Share-Based Compensation and Employee Benefits	21
	12. Fair Value Measurements	24
	13. Related Parties	25
	14. Revenue Recognition	26
	15. Earnings Per Share	27
	16. Segment Information	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

SIGNATURES		44

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended September 30, 2023 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•future financial performance, financial projections or estimates used, including any growth or expansion plans and opportunities;
•our ability to expand our fire safety business;
•our beliefs regarding certain trends and growth drivers in our fire safety business, including weather and climate trends;
•our ability to grow long-term value through, among other things, the continuing performance improvement of our existing operations, execution of a disciplined capital allocation and management of our capital structure;
•our expectations regarding future capital expenditures;
•our ability to offset inflationary pressure;
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
•our expectations regarding our remediation plan for material weaknesses;
•our beliefs regarding the assumptions and estimates used in assessing goodwill, including our beliefs regarding the methods and approaches a market participant would use;
•our ability to maintain an inventory position that is substantially balanced between our purchases and sales;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$71,761	$126,750
Accounts receivable, net	72,098	26,646
Inventories	139,785	142,961
Income tax receivable	3,728	214
Prepaid expenses and other current assets	6,984	11,951
Total current assets	294,356	308,522
Property, plant and equipment, net	58,308	58,846
Operating lease right-of-use assets	16,959	18,582
Finance lease right-of-use assets	5,585	—
Goodwill	1,028,802	1,031,460
Customer lists, net	681,509	710,329
Technology and patents, net	182,518	232,818
Tradenames, net	90,471	94,293
Other assets, net	1,428	1,766
Total assets	$2,359,936	$2,456,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,838	$36,794
Accrued expenses and other current liabilities	37,611	32,705
Founders advisory fees payable - related party	5,919	4,655
Deferred revenue	1,169	—
Total current liabilities	63,537	74,154
Long-term debt	666,184	665,280
Operating lease liabilities, net of current portion	15,385	15,484
Finance lease liabilities, net of current portion	5,036	—
Deferred income taxes	266,784	278,270
Founders advisory fees payable - related party	55,993	170,718
Redeemable preferred shares	104,767	101,279
Redeemable preferred shares - related party	2,778	3,209
Other non-current liabilities	2,087	9,322
Total liabilities	1,182,551	1,317,716
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 165,066,195 and 163,234,542 shares issued; 152,784,298 and 156,797,806 shares outstanding at September 30, 2023 and December 31, 2022, respectively	165,067	163,235
Treasury shares, at cost; 12,281,897 shares and 6,436,736 at September 30, 2023 and December 31, 2022, respectively	(86,588)	(49,341)
Additional paid-in capital	1,696,819	1,698,781
Accumulated other comprehensive loss	(30,336)	(25,471)
Accumulated deficit	(567,577)	(648,304)
Total shareholders’ equity	1,177,385	1,138,900
Total liabilities and shareholders’ equity	$2,359,936	$2,456,616
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$142,658	$160,509	$262,653	$319,232
Cost of goods sold	69,357	73,761	144,509	187,154
Gross profit	73,301	86,748	118,144	132,078
Operating expenses:
Selling, general and administrative expense	16,161	15,650	41,523	54,483
Amortization expense	13,778	13,738	41,312	41,395
Founders advisory fees - related party	(24,544)	(73,713)	(108,806)	(154,026)
Intangible impairment	40,738	—	40,738	—
Other operating (income) expense	—	(51)	10	405
Total operating expenses	46,133	(44,376)	14,777	(57,743)
Operating income	27,168	131,124	103,367	189,821
Other expense (income):
Interest expense, net	10,448	9,944	30,938	32,582
Gain on contingent earn-out	(7,665)	(3,644)	(7,273)	(13,042)
Unrealized foreign currency loss	1,384	4,705	756	8,741
Other (income) expense, net	(60)	(785)	29	(820)
Total other expense, net	4,107	10,220	24,450	27,461
Income before income taxes	23,061	120,904	78,917	162,360
Income tax (expense) benefit	(3,779)	(14,677)	1,810	(10,243)
Net income	19,282	106,227	80,727	152,117
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,673)	(18,181)	(4,865)	(34,426)
Total comprehensive income	$10,609	$88,046	$75,862	$117,691
Earnings per share:
Basic	$0.13	$0.65	$0.52	$0.94
Diluted	$0.12	$0.60	$0.48	$0.86
Weighted average number of ordinary shares outstanding:
Basic	153,694,160	162,635,592	155,958,492	161,943,492
Diluted	165,479,465	176,777,958	167,743,797	176,085,858
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	163,234,542	$163,235	6,436,736	$(49,341)	$1,698,781	$(25,471)	$(648,304)	$1,138,900
Share-based compensation	—	—	—	—	(3,074)	—	—	(3,074)
Ordinary shares issued related to founders advisory fees - related party	1,831,653	1,832	—	—	(1,832)	—	—	—
Ordinary shares repurchased	—	—	115,570	(864)	—	—	—	(864)
Net income	—	—	—	—	—	—	9,431	9,431
Other comprehensive income	—	—	—	—	—	1,593	—	1,593
Balance, March 31, 2023	165,066,195	165,067	6,552,306	(50,205)	1,693,875	(23,878)	(638,873)	1,145,986
Share-based compensation	—	—	—	—	1,195	—	—	1,195
Ordinary shares repurchased	—	—	3,993,056	(26,348)	—	—	—	(26,348)
Net income	—	—	—	—	—	—	52,014	52,014
Other comprehensive income	—	—	—	—	—	2,215	—	2,215
Balance, June 30, 2023	165,066,195	$165,067	10,545,362	$(76,553)	$1,695,070	$(21,663)	$(586,859)	$1,175,062
Share-based compensation	—	—	—	—	1,749	—	—	1,749
Ordinary shares repurchased	—	—	1,736,535	(10,035)	—	—	—	(10,035)
Net income	—	—	—	—	—	—	19,282	19,282
Other comprehensive loss	—	—	—	—	—	(8,673)	—	(8,673)
Balance, September 30, 2023	165,066,195	$165,067	12,281,897	$(86,588)	$1,696,819	$(30,336)	$(567,577)	$1,177,385
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	157,237,435	$157,237	—	$—	$1,670,033	$(7,135)	$(738,517)	$1,081,618
Share-based compensation	—	—	—	—	4,963	—	—	4,963
Ordinary share issued related to founders advisory fees - related party	5,952,992	5,954	—	—	7,829	—	—	13,783
Ordinary share issued related to warrants exercised	44,115	44	—	—	485	—	—	529
Cumulative effect of accounting change on adoption of ASU 2016-13	—	—	—	—	—	—	(1,545)	(1,545)
Net income	—	—	—	—	—	—	36,963	36,963
Other comprehensive income	—	—	—	—	—	126	—	126
Balance, March 31, 2022	163,234,542	163,235	—	—	1,683,310	(7,009)	(703,099)	1,136,437
Share-based compensation	—	—	—	—	3,433	—	—	3,433
Ordinary shares repurchased	—	—	597,513	(5,008)	—	—	—	(5,008)
Net income	—	—	—	—	—	—	8,927	8,927
Other comprehensive loss	—	—	—	—	—	(16,371)	—	(16,371)
Balance, June 30, 2022	163,234,542	$163,235	597,513	$(5,008)	$1,686,743	$(23,380)	$(694,172)	$1,127,418
Share-based compensation	—	—	—	—	(845)	—	—	(845)
Ordinary shares repurchased	—	—	320,703	(2,564)	—	—	—	(2,564)
Net income	—	—	—	—	—	—	106,227	106,227
Other comprehensive loss	—	—	—	—	—	(18,181)	—	(18,181)
Balance, September 30, 2022	163,234,542	$163,235	918,216	$(7,572)	$1,685,898	$(41,561)	$(587,945)	$1,212,055
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$80,727	$152,117
Adjustments to reconcile net income to net cash used in operating activities:
Founders advisory fees - related party (change in accounting fair value)	(108,806)	(154,026)
Depreciation and amortization expense	48,493	49,536
Interest and payment-in-kind on preferred shares	5,094	4,903
Share-based compensation	(130)	7,551
Non-cash lease expense	3,353	4,023
Deferred income taxes	(11,302)	(20,488)
Intangible impairment	40,738	—
Amortization of deferred financing costs	1,243	1,196
Amortization of acquisition related inventory step-up	—	24,796
Gain on contingent earn-out	(7,273)	(13,042)
Unrealized loss on foreign currency	756	8,741
Loss on disposal of assets	3	9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(46,216)	(63,838)
Inventories	2,674	(40,759)
Prepaid expenses and current other assets	4,966	9,058
Accounts payable	(17,999)	4,975
Deferred revenue	1,169	889
Income taxes payable, net	(8,784)	23,271
Accrued expenses and other current liabilities	9,024	15,547
Founders advisory fees - related party (cash settled)	(4,655)	(53,547)
Operating lease liabilities	(3,206)	(3,797)
Finance lease liabilities	(172)	—
Other liabilities	69	(299)
Net cash used in operating activities	(10,234)	(43,184)
Cash flows from investing activities:
Purchase of property and equipment	(6,630)	(6,024)
Purchase price adjustment under Business Combination Agreement	—	(1,638)
Net cash used in investing activities	(6,630)	(7,662)
Cash flows from financing activities:
Ordinary shares repurchased	(37,247)	(7,572)
Proceeds from exercise of warrants	—	529
Principal payments on finance lease obligations	(251)	—
Net cash used in financing activities	(37,498)	(7,043)
Effect of foreign currency on cash and cash equivalents	(627)	(1,409)
Net change in cash and cash equivalents	(54,989)	(59,298)
Cash and cash equivalents, beginning of period	126,750	225,554
Cash and cash equivalents, end of period	$71,761	$166,256
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,971	$18,299
Cash paid for income taxes	$20,562	$7,588
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$—	$13,783
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
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the COVID-19 pandemic and the conflicts in Ukraine and Israel. While the Company has limited exposure in regions with active conflict, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

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
As of September 30, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in its consolidated financial statements included in the Company’s 2022 Annual Report, except for performance-based non-qualified stock options ("PBNQSO") granted during the three months ended March 31, 2023 (“Q1-2023 Option Grants”), modifications to PBNQSO’s as of May 8, 2023 and PBNQSO’s granted during the three months ended September 30, 2023 (“Q3-2023 Option Grants”).
For Q1-2023 Option Grants, the Company recognized compensation costs related to PBNQSO’s granted to employees and non-employees based on the estimated fair value of the awards on the date of grant. The Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO’s is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO’s is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining applicable service period. The assumptions used in the Black-Scholes option-pricing model are as follows:
•Exercise price. The Company's Ordinary Shares’ fair market value on the date of grant.
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
The Company currently expects that the performance condition for the modified awards is probable of being achieved, accordingly, the fair value of the PBNQSO’s on the modification date, calculated using the Hull-White model and Black Scholes option-pricing model, as applicable, is recognized as compensation expense on a proportionate basis, for each tranche, over the remaining applicable service period. The Hull-White model requires us to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor, drift rate, the volatility of our Ordinary Shares, risk-free interest rate, and expected dividends. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of modification and corresponds to the remaining contractual term of the PBNQSO’s. As the Company does not have sufficient historical stock price information to meet the expected life of the stock option grants, it uses a blended volatility based on the Company’s short trading history and on the trading history from the common stock of a set of comparable publicly listed companies.
For Q3-2023 Option Grants, the Company recognized compensation costs related to PBNQSO’s granted to employees and non-employees based on the estimated fair value of the awards on the date of grant. The Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Hull-White model as this model considers the future movement in Ordinary Share price and option holders’ behavior with respect to option exercises.
Recently Issued and Adopted Accounting Standards
In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification (“ASC”) to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120 (“SAB 120”), SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force Meeting (“EITF”) Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. SAB 120 provides guidance on the measurement and disclosure of share-based awards shortly before announcing material nonpublic information. These updates were immediately effective and did not have any impact on our condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which required lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which added a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. The Company adopted Topic 842 as of January 1, 2022 at December 31, 2022, using the optional transition method provided by ASU 2018-11. Refer to Note 6, "Leases," for additional disclosures.
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

4. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	September 30, 2023	December 31, 2022
Inventory:
Raw materials and manufacturing supplies	$69,950	$65,968
Work in process	228	248
Finished goods	69,607	76,745
Total inventory	$139,785	$142,961

Prepaid Expenses and Other Current Assets:
Advance to vendors	$2,681	$2,047
Prepaid insurance	797	5,870
Prepaid value-added taxes	1,852	2,872
Other	1,654	1,162
Total prepaid expenses and other current assets	$6,984	$11,951

Property, Plant and Equipment:
Buildings	$3,930	$3,948
Leasehold improvements	2,671	2,333
Furniture and fixtures	511	344
Machinery and equipment	60,828	58,314
Vehicles	3,974	4,106
Construction in progress	3,843	1,953
Total property, plant and equipment, gross	75,757	70,998
Less: Accumulated depreciation	(17,449)	(12,152)
Total property, plant and equipment, net	$58,308	$58,846

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$3,077	$3,278
Accrued salaries	2,152	2,332
Accrued employee benefits	1,251	846
Accrued interest	16,100	8,235
Accrued purchases	5,601	1,790
Accrued taxes	5,258	11,000
Operating lease liabilities	2,235	3,541
Finance lease liabilities	544	—
Other	1,393	1,683
Total accrued expenses and other current liabilities	$37,611	$32,705

Other Non-Current Liabilities:
LaderaTech contingent earn-out	$—	$7,273
Other	2,087	2,049
Total other non-current liabilities	$2,087	$9,322
Depreciation expense related to property, plant and equipment was $2.5 million and $7.2 million for the three and nine months ended September 30, 2023, respectively, and $2.7 million and $8.1 million for the three and nine months ended September 30, 2022, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The Company had an allowance for doubtful accounts, included in accounts receivable, net of $0.6 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s account receivable, net as of December 31, 2021 was $24.3 million.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2022	$860,319	$171,141	$1,031,460
Foreign currency translation	(2,078)	(580)	(2,658)
Balance, September 30, 2023	$858,241	$170,561	$1,028,802
Intangible assets and related accumulated amortization as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023
	Estimated Useful Life (in years)	Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$—	$(7,987)	$(71,504)	$681,509
Technology and patents	20	250,000	(40,738)	(3,317)	(23,427)	182,518
Tradenames	20	101,000	—	(1,038)	(9,491)	90,471
Balance, September 30, 2023		$1,112,000	$(40,738)	$(12,342)	$(104,422)	$954,498
As of September 30, 2023, due to a downward revision in the revenue forecast related to a contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during the purchase of LaderaTech, Inc. (“LaderaTech”), the Company determined that the $40.7 million in carrying value of the technology underlying the contingent earn-out eligible fire retardant product is no longer recoverable. As a result, during the three months ended September 30, 2023 the Company recorded an impairment of $40.7 million in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

	December 31, 2022
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$(7,451)	$(43,220)	$710,329
Technology and patents	20	250,000	(3,029)	(14,153)	232,818
Tradenames	20	101,000	(970)	(5,737)	94,293
Balance, December 31, 2022		$1,112,000	$(11,450)	$(63,110)	$1,037,440
Amortization expense for definite-lived intangible assets was $13.8 million and $41.3 million for the three and nine months ended September 30, 2023, respectively, and $13.7 million and $41.4 million for the three and nine months ended September 30, 2022, respectively.

Estimated annual amortization expense of intangible assets for the next five years ending December 31 and thereafter is as follows (in thousands):

2023 remaining	$13,338
2024	53,350
2025	53,350
2026	53,350
2027	53,350
Thereafter	727,760
Total	$954,498

6. LEASES
Lease cost for the three and nine months ended September 30, 2023 and 2022 are as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost(1)	$1,082	$1,381	$3,353	$4,023
Finance lease cost:
Amortization of right-of-use assets	217	—	335	—
Interest on lease liabilities	106	—	181	—
Total lease cost	$1,405	$1,381	$3,869	$4,023

Reported in:
Cost of goods sold	$1,268	$1,246	$3,532	$3,679
Selling, general and administrative	137	135	337	344
Total lease cost	$1,405	$1,381	$3,869	$4,023
(1) Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of September 30, 2023 the weighted-average remaining lease term of operating leases and finance leases were approximately 8.4 years and 8.1 years, respectively and the weighted-average discount rates applied were 6.6% and 7.8%, respectively.
Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,206	$3,797
Operating cash flows for finance leases	172	—
Financing cash flows for finance leases	251	—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,492	$4,326
Finance leases	5,677	—
Net change in operating lease right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$(1,514)	—

As of September 30, 2023, the estimated future minimum payment obligations for non-cancelable operating leases and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$976	$244
2024	3,173	962
2025	3,105	879
2026	2,753	731
2027	2,577	694
Thereafter	10,880	4,693
Total Lease payments	23,464	8,203
Less: imputed interest	5,844	2,623
Present value of lease liabilities	$17,620	$5,580
7. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(8,816)	(9,720)
Long-term debt	$666,184	$665,280
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

As of September 30, 2023 and December 31, 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
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
The Senior Notes are general, secured, senior obligations of SK Intermediate II; rank equally in right of payment with all existing and future senior indebtedness of SK Intermediate II (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of SK Intermediate II that is not secured by the collateral. The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of SK Intermediate II’s existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting SK Intermediate II’s ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the SK Intermediate II’s assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants, including the financial covenants.
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
The Company, under its articles of association (the “Articles”), is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability in the accompanying unaudited condensed consolidated balance sheets, and $1.7 million, $5.1 million, $1.6 million and $4.9 million of dividends on these Redeemable Preferred Shares for the three and nine months ended September 30, 2023 and 2022, respectively, is recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). At September 30, 2023 and December 31, 2022, $7.5 million and $4.5 million, respectively, of preferred dividends were in arrears.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At September 30, 2023 and December 31, 2022, the redemption price was $107.5 million and $104.5 million, respectively.

8. INCOME TAXES
The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate was 16.39% and (2.29)% for the three and nine months ended September 30, 2023, respectively, and 12.14% and 6.31% for the three and nine months ended September 30, 2022, respectively. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to be benefited in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of September 30, 2023 and 2022 primarily relates to net operating loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. During the nine months ended September 30, 2023, there was a decrease in unrecognized tax benefits of $34.0 million due to an amended tax filing. As of September 30, 2023, it is not expected that the Company’s remaining unrecognized tax benefits of $2.3 million will decrease within twelve months.
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
Commitments
The Company has a supply agreement to purchase elemental phosphorus (“P4”) from a supplier through 2023. The contract price is tied to the contract year cost times a multiplier, subject to a market-driven benchmark price adjustment, which is generally settled once per year. The Company did not purchase the anticipated minimum pounds of P4 for the three and nine months ended September 30, 2023 and 2022. However, the Company has no obligation to record a liability, as there is no financial penalty owed to the vendor. Purchases under this supply agreement were $6.5 million and $24.4 million for the three and nine months ended September 30, 2023, respectively, and $9.6 million and $34.0 million for the three and nine months ended September 30, 2022, respectively.
The Company also has an agreement to purchase various types of capital equipment up to $5.0 million through October 2027. As of September 30, 2023, the Company paid $2.6 million to the supplier and the remaining $2.4 million will be paid through October 2027.

10. EQUITY
The Company’s authorized share capital is $4,100.0 million, consisting of 4,000.0 million Ordinary Shares with a nominal value of $1.00 per share and 10.0 million Redeemable Preferred Shares with a nominal value of $10.00 per share. Each Ordinary Share entitles the holder thereof to one vote.
On July 21, 2022, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Company’s Board of Directors (the “Board”) to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years (the “Share Repurchase Plan”). On November 3, 2022 the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by the Company’s shareholders on July 21, 2022.
During the three and nine months ended September 30, 2023, the Company repurchased 1,736,535 and 5,845,161 Ordinary Shares, respectively, under its Share Repurchase Plan. The repurchased Ordinary Shares are recorded at cost and are being held in treasury.
As of September 30, 2023, there were 152,784,298 Ordinary Shares, 33,843,440 warrants and 10,000,000 Redeemable Preferred Shares outstanding.
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
During the three months ended March 31, 2023, the Company granted 2,175,000 PBNQSO’s that vest based on the achievement of certain performance goals for fiscal years 2023-2027 (the “5-Year Option”) to its chief executive officer and independent directors. The Company recognized compensation costs related to the Q1-2023 Option Grants based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of performance-based stock options is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining applicable service period.
On March 8, 2023, in connection changes in the Company’s leadership structure, it amended the performance terms and conditions of the outstanding 5-Year Option previously granted to its former chief executive officer (the “Executive”) where by 50% of such outstanding options eligible to vest in each of fiscal years from 2023 through 2026 will remain subject to the existing performance terms and conditions. The remaining 50% of such outstanding options will be eligible to vest in such fiscal years subject to the performance terms and conditions related to the Executive’s position and duties as Vice Chairman. For the remaining 50% of outstanding options, the Company’s compensation committee will establish performance goals and communicate them to the Executive and assess achievement annually. For accounting purposes, the Company will recognize compensation expense related to the remaining 50% of outstanding options when the specified performance goal for future periods have been established and communicated to the Executive.
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
During the three months ended September 30, 2023, the Company granted 255,000 5-Year Option to certain employees and non-employee directors. The Company recognized compensation costs related to the Q3-2023 Option Grants based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using (i) the Hull-White model that addresses the performance condition in the option agreements, and (ii) using the Monte Carlo simulation model that addresses the market condition in the option agreements. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of performance-based stock options is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining applicable service period.

The table below summarizes the PBNQSO activity for the nine months ended September 30, 2023:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	10,339,171	$9.75
Granted	2,430,000	$8.02
Exercised	—	$—
Forfeited	(1,315,000)	$10.00
Outstanding at September 30, 2023	11,454,171	$9.35	8.48	$—
Options vested and exercisable	245,004	$10.00	6.45	$—
The weighted-average assumptions used to fair value the PBNQSO for the Q3-2023 Option Grants, the Q1-2023 Option Grants and to the Prior Grants on the modification date were as follows:

	Q3-2023 Option Grants	Q1-2023 Option Grants	Prior Grants
Dividend yield	—%	—%	—%
Risk-free interest rate	4.01% to 4.25%	3.93% to 4.18%	3.48%
Expected volatility	45.00%	45.00%	44.00%
Expected term (years)	10.00	6.50	8.50 to 9.25
Suboptimal exercise multiple	2.50	—	2.5
Drift rate	4.01% to 4.25%	—%	3.51% to 3.52%
Weighted average exercise price of options granted	$5.56	$8.31	$9.78
Weighted average fair value of options granted	$2.83	$4.24	$3.15

Non-cash share-based compensation expense recognized by the Company for the three and nine months ended September 30, 2023 was $1.7 million and $(0.1) million, respectively. Compensation expense is recognized based upon probability assessments of PBNQSOs that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2023, there was approximately $18.2 million of total unrecognized compensation expense related to non-vested PBNQSOs expected to vest, which is expected to be recognized over a weighted-average period of 2.1 years.
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

As of September 30, 2023 and December 31, 2022, the fair value of the Fixed Annual Advisory Amount was calculated to be $59.2 million and $104.5 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $5.02 and $8.86, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $64.6 million and $237.0 million, respectively.
For the three and nine months ended September 30, 2023, the Company recognized a reduction in the compensation expense related to the founders advisory fees payable - related party due to a decrease in fair value for liability-classified Advisory Amounts of $24.5 million and $108.8 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized a reduction in the compensation expense related to the founders advisory fees payable - related party due to a decrease in fair value for liability-classified Advisory Amounts of $73.7 million and $154.0 million, respectively.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Redeemable Preferred Shares equals the redemption price, which approximates fair value. At September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $544.1 million and $556.9 million, respectively.
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
Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements Using:
September 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$29,597	$—	$32,315	$61,912

December 31, 2022
Liabilities:
Founders advisory fees payable - related party	$56,883	$—	$118,490	$175,373
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	7,273	7,273
Total liabilities	$56,883	$—	$125,763	$182,646

The fair value of the founders advisory fees payable is based on the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the fair value of the underlying Ordinary Shares, the risk-free interest rate, the expected equity volatility, and the expected term of the Founder Advisory Agreement. See Note 11, “Share-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable.

The fair value of the contingent earn-out related to LaderaTech is measured on a recurring basis using Level 3 fair value inputs. The earn-out is based on 20% of gross profits upon achieving a revenue threshold exceeding $5.0 million through December 31, 2026 and is valued using a Monte Carlo simulation model. Significant changes in the projected revenue, projected gross margin, or discount rate would have a downward impact on the fair value of the contingent consideration. As of September 30, 2023, due to a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product, the Company determined that (i) $40.7 million in carrying value of the technology underlying the contingent earn-out eligible fire retardant product is no longer recoverable, and (ii) $7.7 million in contingent earn-out is no longer payable. Accordingly, the Company recorded an impairment of $40.7 million and a gain of $7.7 million in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Fair value, beginning of period	$51,729	$7,665	$118,490	$7,273
Founders advisory fees - related party, change in fair value	(19,414)	—	(86,175)	—
Gain on contingent earn-out, change in fair value	—	(7,665)	—	(7,273)
Fair value, end of period	$32,315	$—	$32,315	$—

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Fair value, beginning of period	$138,637	$10,581	$251,513	$19,979
Settlements	—	—	(40,776)	—
Reclassification from liability to equity	—	—	(10,495)	—
Founders advisory fees - related party, change in fair value	(53,216)	—	(114,821)	—
Gain on contingent earn-out, change in fair value	—	(3,644)	—	(13,042)
Fair value, end of period	$85,421	$6,937	$85,421	$6,937
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
As of September 30, 2023, the Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $5.02 and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. These approaches resulted in fair values of $64.6 million for the Variable Annual Advisory Amount and $59.2 million for the Fixed Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period.
For the three and nine months ended September 30, 2023, the Company recognized a reduction in share-based compensation expense related to a decrease in fair value for liability-classified Advisory Amounts of $24.5 million and $108.8 million, respectively, primarily due to the decrease in stock price.
The Company leases real property from the sellers of First Response Fire Rescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC (collectively, “Ironman”). Shannon Horn, who serves as our Business Director, North America Retardant and Services, was one of the sellers of Ironman. The Company paid $0.1 million during both the three months ended September 30, 2023 and 2022, and paid $0.3 million during both the nine months ended September 30, 2023 and 2022, to lease real property from Ironman.
14. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from products	$122,347	$139,941	$238,207	$292,603
Revenues from services	19,845	20,126	23,483	24,116
Other revenues	466	442	963	2,513
Total net sales	$142,658	$160,509	$262,653	$319,232

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
Basic and diluted weighted average shares outstanding and earnings per share were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$19,282	$106,227	$80,727	$152,117

Weighted-average shares outstanding:
Weighted average shares used in computing earnings per share, basic	153,694,160	162,635,592	155,958,492	161,943,492
Founders advisory fees	11,785,305	14,142,366	11,785,305	14,142,366
Weighted average shares used in computing earnings per share, diluted	165,479,465	176,777,958	167,743,797	176,085,858

Basic earnings per share	$0.13	$0.65	$0.52	$0.94

Diluted earnings per share	$0.12	$0.60	$0.48	$0.86
As of September 30, 2023, 11.5 million PBNQSO and 12.9 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. As of September 30, 2022, 10.4 million PBNQSOs and 15.3 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.
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
Information related to net sales and Adjusted EBITDA for the Company’s operations are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Fire safety	$118,280	$121,963	$190,164	$207,010
Specialty products	24,378	38,546	72,489	112,222
Total	$142,658	$160,509	$262,653	$319,232

Adjusted EBITDA:
Fire safety	$56,038	$60,363	$69,209	$81,248
Specialty products	5,431	15,264	16,366	42,038
Total segment Adjusted EBITDA	61,469	75,627	85,575	123,286
Less:
Depreciation and amortization	16,276	16,450	48,493	49,536
Interest and financing expense	10,448	9,944	30,938	32,582
Founders advisory fees - related party	(24,544)	(73,713)	(108,806)	(154,026)
Intangible impairment	40,738	—	40,738	—
Non-recurring expenses	22	1,168	1,942	4,788
Share-based compensation expense	1,749	(845)	(130)	7,551
Non-cash purchase accounting impact	—	658	—	24,796
Gain on contingent earn-out	(7,665)	(3,644)	(7,273)	(13,042)
Unrealized foreign currency loss	1,384	4,705	756	8,741
Income before income taxes	$23,061	$120,904	$78,917	$162,360

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2023 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2022 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
We are also working to grow our fire prevention and protection business, which is focused on expanding use of ground-applications for long-term fire retardant. This includes use of ground assets in response to active fires (protection), as well as proactive treatments around critical infrastructure and known high-risk areas (prevention). The protection business expands on our existing aerial support to enhance the ability of customers to effectively fight active fires. Fire prevention products can be used to prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas such as roadways, and critical infrastructure like electrical utilities and railroads. Treating these areas ahead of the fire season can potentially stop ignitions from equipment failures or sparks.
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
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the COVID-19 pandemic and the conflict in Ukraine and Israel. While the Company has limited exposure in regions with active conflict, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.
Impairment Assessment
Goodwill is deemed to have an indefinite life and is assessed for impairment annually at the reporting unit level or more frequently when events or circumstances occur that indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value. The Company conducts an annual impairment test on October 1st each year.
Depending on the facts and circumstances, the impairment test for goodwill can be performed using either a qualitative or quantitative approach. The qualitative approach consists of a weighting of several qualitative factors, including, but not limited to, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations, the recent and projected financial performance of the reporting unit, changes in the Company's enterprise market value and other relevant factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. This assessment can require significant judgments, including the estimation of future cash flows and an assessment of market and industry dependent risks. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment assessment.
The quantitative goodwill impairment assessment is conducted by estimating and comparing the fair value of the reporting unit to its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the amount of the excess, limited to the amount of goodwill assigned to that reporting unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of the reporting unit.
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
The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of our reporting units’ fair value. We use a consistent approach across both of our reporting units when considering the weight of the income and market approaches for calculating the fair value of each of our reporting units. This approach relies equally (50%) on the calculated fair value derived from the income approach and market approach. We believe this approach is consistent with that of a market participant in valuing prospective purchase business combinations. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.
The assumptions for our future cash flows begin with our historical operating performance adjusted for the impact of known economic, industry and market trends as well as the impact that we expect from the execution of our value drivers, including price, productivity, and profitable new business. At the end of the forecast period, the long-term growth rate we used to determine the terminal value of our reporting units was 3.0% based on management’s assessment of the minimum expected terminal growth rate of the reporting unit, as well as broader economic considerations such as inflation and the maturity of the markets we serve. We projected revenue growth for our reporting units in completing our impairment testing based on expected planned business initiatives and prevailing trends exhibited by these reporting units. The anticipated revenue growth in the reporting units, however, is partially offset by assumed increases in expenses.
We utilize a weighted average cost of capital (“WACC”), in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. We believe the benchmark companies used for our Fire Safety and Specialty Products reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks and participate in similar markets. The cost of equity was computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt was computed using a benchmark rate and the Company’s tax rate. For the quantitative impairment assessment as of September 30, 2023, the discount rate used to develop the estimated fair value for the Fire Safety reporting unit and Specialty Products reporting unit was 15.0%.
As of September 30, 2023, total goodwill was $1,028.8 million, of which, $858.2 million was assigned to Fire Safety reporting unit and $170.6 million was assigned to the Specialty Products reporting unit. During the three months ended September 30, 2023, the Company concluded that a triggering event occurred primarily due to (i) a sustained decrease in the market value of the Company's Ordinary Shares, and (ii) a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product. As a result, the Company performed an interim quantitative goodwill impairment test as of September 30, 2023 to compare the fair value of the Fire Safety reporting unit and Specialty Products reporting unit to their respective carrying amounts, including the goodwill.

Based on the interim quantitative goodwill impairment test as of September 30, 2023, the fair value of the Company’s Fire Safety reporting unit exceeded its carrying value by 5.9% and the fair value of its Specialty Products reporting unit exceeded its carrying value by 15.3%. The Company also reconciled its market capitalization to the aggregated estimated fair value of all reporting units, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company. The implied control premium resulting from the difference between (i) the Company's market capitalization (based on the average trading price of the Company's Ordinary Shares for the thirty-day period ended September 30, 2023) and (ii) the estimated fair value of all reporting units was within the range of average and mean premiums observed for recent comparable transactions. As a result, no goodwill impairment was recorded.
The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate, continued decline in market price of our Ordinary Shares and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. It is reasonably possible that changes to any projections, assumptions or market capitalization may require a non-cash charge for impairment in a future period, which may significantly affect the Company’s results of operations in the period of such charge.
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
The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment and intangible assets subject to amortization is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate to estimate future cash flows to be generated by the asset group, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.
As a result of the goodwill triggering event described above, the Company performed a recoverability test on all of its finite-lived asset groups as of September 30, 2023 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary, except for the impairment of a technology asset as noted below.
Due to a downward revision in the revenue forecast related to a contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during the purchase of LaderaTech, the Company determined that the $40.7 million in carrying value of the technology underlying the contingent earn-out eligible fire retardant product is no longer recoverable. As a result, during the three months ended September 30, 2023 the Company recorded an impairment of $40.7 million in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Total Company
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Net sales	$142,658	$160,509	$(17,851)	(11%)
Cost of goods sold	69,357	73,761	(4,404)	(6%)
Gross profit	73,301	86,748	(13,447)	(16%)
Operating expenses
Selling, general and administrative expense	16,161	15,650	511	3%
Amortization expense	13,778	13,738	40	—%
Founders advisory fees - related party	(24,544)	(73,713)	49,169	(67%)
Intangible impairment	40,738	—	40,738	—%
Other operating income	—	(51)	51	(100%)
Total operating expenses	46,133	(44,376)	90,509	(204%)
Operating income	27,168	131,124	(103,956)	(79%)
Other expense (income):
Interest expense, net	10,448	9,944	504	5%
Gain on contingent earn-out	(7,665)	(3,644)	(4,021)	110%
Unrealized foreign currency loss	1,384	4,705	(3,321)	(71%)
Other income, net	(60)	(785)	725	(92%)
Total other expense, net	4,107	10,220	(6,113)	(60%)
Income before income taxes	23,061	120,904	(97,843)	(81%)
Income tax expense	(3,779)	(14,677)	10,898	(74%)
Net income	$19,282	$106,227	$(86,945)	(82%)
Net Sales. Net sales decreased by $17.9 million for the three months ended September 30, 2023 compared to the same period in 2022. Net sales in the Fire Safety segment decreased by $3.7 million, representing lower fire retardant sales of $12.0 million offset by an $8.3 million increase in fire suppressant sales. Fire retardant sales decreased $7.4 million in the Americas and $4.9 million in Europe due to decreased fire activity in those regions compared to the same period in 2022, partially offset by an increase of $0.3 million in Asia Pacific due to the commencement of its fire season. Fire retardant sales in a given geography are generally driven by the activity of the fire season in that geography. Fire suppressant sales increased globally with increases of $5.9 million in the Americas, $2.2 million in Europe and $0.2 million in Asia Pacific due to a strong performance in emergency response business, geographic expansion, and growth in sales of new fluorine free foam concentrates. Net sales in the Specialty Products segment decreased $14.2 million, of which $11.6 million was in the Americas and $2.6 million was in Europe. The decrease in Specialty Products sales reflects a reduction in purchases by our specialty chemicals customers due to inventory destock in the end markets.
Cost of Goods Sold. Cost of goods sold decreased by $4.4 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in the Fire Safety segment of $0.1 million was primarily due to a $0.6 million decrease in amortization of inventory step-up related to the Business Combination, a $0.4 million decrease in material and manufacturing costs, offset by a $0.5 million increase in labor and share-based compensation expense and a $0.4 million increase in other costs. The $4.3 million decrease in the Specialty Products segment was due to a $3.8 million decrease in raw material and manufacturing costs related to lower sales, a $0.3 million decrease in lease expense and a $0.2 million decrease in depreciation expense.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $0.5 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to $2.4 million increase in personnel related and share-based compensation expenses and a $1.0 million increase in other costs, partially offset by a $1.8 million decrease in logistics expenses, a $0.6 million decrease in insurance costs and a $0.5 million decrease in accounting, legal and consulting expenses.
Founder advisory fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount. The decrease in the fair value of the Annual Advisory Amounts for the three months ended September 30, 2023, of $24.5 million was primarily due to a reduction in the average price per Ordinary Share from $5.89 as of June 30, 2023, to $5.02 as of September 30, 2023. The decrease in the fair value of the Annual Advisory Amount for the three months ended September 30, 2022, of $73.7 million was primarily due to a reduction in the average price per Ordinary Share from $11.24 as of June 30, 2022, to $8.35 as of September 30, 2022.
Intangible impairment. Intangible impairment increased by $40.7 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to recording an impairment on the carrying value of the technology underlying the contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during purchase of LaderaTech.
Gain on Contingent Earn-out. The gain on contingent earn-out related to the purchase of LaderaTech increased by $4.0 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product.
Unrealized Foreign Currency Loss. Unrealized foreign currency loss decreased by $3.3 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to favorable U.S. dollar rate changes, primarily against the Euro, during the three months ended September 30, 2023.
Income Tax Expense. Income tax expense decreased by $10.9 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Net sales	$262,653	$319,232	$(56,579)	(18%)
Cost of goods sold	144,509	187,154	(42,645)	(23%)
Gross profit	118,144	132,078	(13,934)	(11%)
Operating expenses
Selling, general and administrative expense	41,523	54,483	(12,960)	(24%)
Amortization expense	41,312	41,395	(83)	—%
Founders advisory fees - related party	(108,806)	(154,026)	45,220	(29%)
Intangible impairment	40,738	—	40,738	—%
Other operating expense	10	405	(395)	(98%)
Total operating expenses	14,777	(57,743)	72,520	(126%)
Operating income	103,367	189,821	(86,454)	(46%)
Other expense (income):
Interest expense, net	30,938	32,582	(1,644)	(5%)
Gain on contingent earn-out	(7,273)	(13,042)	5,769	(44%)
Unrealized foreign currency loss	756	8,741	(7,985)	(91%)
Other expense (income), net	29	(820)	849	(104%)
Total other expense, net	24,450	27,461	(3,011)	(11%)
Income before income taxes	78,917	162,360	(83,443)	(51%)
Income tax benefit (expense)	1,810	(10,243)	12,053	(118%)
Net income	$80,727	$152,117	$(71,390)	(47%)

Net Sales. Net sales decreased by $56.6 million for the nine months ended September 30, 2023 compared to the same period in 2022. Net sales in the Fire Safety segment decreased by $16.8 million, representing lower fire retardant sales of $30.4 million, partially offset by a $13.6 million increase in fire suppressant sales. Fire retardant sales decreased $28.5 million in the Americas, $1.8 million in Europe and $0.1 million in Asia Pacific due to decreased fire activity in those regions compared to the same period in 2022. Fire retardant sales in a given geography are generally driven by the activity of the fire season in that geography. Fire suppressant sales increased $9.0 million in the Americas and $5.0 million in Europe due to a strong performance in emergency response business, geographic expansion and growth in sales of new fluorine free foam concentrates, partially offset by a decrease in product sales of $0.4 million in Asia Pacific. Net sales in the Specialty Products segment decreased $39.8 million, of which $30.6 million was in the Americas and $9.2 million was in Europe. The decrease in Specialty Products sales reflects a reduction in purchases by our specialty chemicals customers due to inventory destock in the end markets.
Cost of Goods Sold. Cost of goods sold decreased by $42.6 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in Fire Safety segment of $29.0 million was primarily due to a $24.8 million decrease in amortization of inventory step-up related to the Business Combination, $3.7 million in lower material and manufacturing costs and a $1.0 million decrease in labor and share-based compensation expense, partially offset by a $0.5 million increase in other costs. The $13.6 million decrease in the Specialty Products segment was due to a $13.1 million decrease in raw material and manufacturing costs and a $0.8 million decrease in depreciation expense, partially offset by a $0.3 million increase in other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $13.0 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to $7.4 million decrease in personnel related and share-based compensation expenses, a $3.7 million decrease in logistics expenses, a $1.9 million decrease in insurance costs and a $0.7 million decrease in accounting, legal and consulting expenses, partially offset by a $0.7 million increase in other costs. The decrease in personnel related and share-based compensation expenses is primarily due to the recognition of negative share-based compensation expense of $0.1 million during the nine months ended September 30, 2023 that is based on fair value as of the modification date or the grant date, as applicable, compared to $7.6 million recognized during the nine months ended September 30, 2022 that was based on period end Ordinary Share price.
Founder advisory fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount. The decrease in the fair value of the Annual Advisory Amounts for the nine months ended September 30, 2023 of $108.8 million was primarily due to a reduction in the average price per Ordinary Share from $8.86 as of December 31, 2022 to $5.02 as of September 30, 2023. The decrease in the fair value of the Annual Advisory Amount for the nine months ended September 30, 2022 of $154.0 million was primarily due to a reduction in the average price per Ordinary Share from $13.63 as of December 31, 2021 to $8.35 as of September 30, 2022.
Intangible impairment. Intangible impairment increased by $40.7 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to recording an impairment on the carrying value of the technology underlying the contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during purchase of LaderaTech.
Interest expense, net. Interest expense decreased by $1.6 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a one-time, non-cash accounting accrual related to the Senior Notes of $1.5 million during the nine months ended September 30, 2022.
Gain on Contingent Earn-out. The gain on contingent earn-out related to the purchase of LaderaTech decreased by $5.8 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product.
Unrealized Foreign Currency Loss. Unrealized foreign currency loss decreased by $8.0 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to favorable U.S. dollar rate changes, primarily against the Euro, during the nine months ended September 30, 2023.
Income Tax Benefit. Income tax benefit increased by $12.1 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
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
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$118,280	$24,378	$121,963	$38,546
Segment Adjusted EBITDA	$56,038	$5,431	$60,363	$15,264
Adjusted EBITDA for our Fire Safety segment during the three months ended September 30, 2023 decreased by $4.3 million to $56.0 million. The decrease was primarily due to lower sales, partially offset by lower cost of goods sold and operating expenses.
Adjusted EBITDA for our Specialty Products segment during the three months ended September 30, 2023 decreased by $9.8 million to $5.4 million. The decrease was primarily due to lower sales, partially offset by lower cost of goods sold and operating expenses.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$190,164	$72,489	$207,010	$112,222
Segment Adjusted EBITDA	$69,209	$16,366	$81,248	$42,038
Adjusted EBITDA for our Fire Safety segment during the nine months ended September 30, 2023 decreased by $12.0 million to $69.2 million. The decrease was primarily due to lower sales, partially offset by lower cost of goods sold and operating expenses.
Adjusted EBITDA for our Specialty Products segment during the nine months ended September 30, 2023 decreased by $25.7 million to $16.4 million. The decrease was primarily due to lower sales, partially offset by lower cost of goods sold and operating expenses.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly. Our cash requirements, cash flows, indebtedness and available credit as of September 30, 2023 is discussed below.
We believe that our existing cash and cash equivalents of approximately $71.8 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of September 30, 2023 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of September 30, 2023, we expect our remaining fiscal year 2023 capital expenditure budget of approximately $3.4 million, will cover both our maintenance and growth capital expenditure requirements for the remainder of 2023. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the

Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in:
Operating activities	$(10,234)	$(43,184)
Investing activities	(6,630)	(7,662)
Financing activities	(37,498)	(7,043)
Effect of foreign currency on cash and cash equivalents	(627)	(1,409)
Net change in cash and cash equivalents	$(54,989)	$(59,298)
Operating Activities
Cash used in operating activities was $10.2 million and $43.2 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash used of $33.0 million, as compared to the same period in 2022 was primarily due to a reduction in payment of founders advisory fees payable - related party of $48.9 million, reduction in inventory, accounts receivable and other current assets of $57.0 million due to lower sales, offset by lower net income and non-cash items of $12.4 million and a change in operating liabilities of $60.5 million.
Investing Activities
Cash used in investing activities was $6.6 million and $7.7 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we purchased property and equipment of $6.6 million. During the nine months ended September 30, 2022, we purchased property and equipment of $6.0 million and paid an additional $1.7 million to SK Holdings upon finalization of the difference in estimated and actual working capital as of the Closing Date under the Business Combination Agreement.
Financing Activities
Cash used in financing activities was $37.5 million and $7.0 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we repurchased outstanding Ordinary Shares for $37.2 million and made $0.3 million in principal payments on finance lease obligations. During the nine months ended September 30, 2022, we repurchased outstanding Ordinary Shares for $7.6 million offset by $0.5 million in proceeds from exercise of warrants.
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
As of September 30, 2023, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
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
We repurchased 5,845,161 Ordinary Shares during the nine months ended September 30, 2023. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
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
As of September 30, 2023, the fair value of the Fixed Annual Advisory Amount was calculated to be $59.2 million based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $5.02 and the fair value of the Variable Annual Advisory Amount was determined to be $64.6 million using a Monte Carlo simulation model.
For additional information about the Founder Advisory Agreement, refer to Note 11, “Share-Based Compensation” and Note 13, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. As of September 30, 2023, the Company’s significant accounting policies and estimates are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2022 Annual Report filed on Form 10-K with the SEC on March 1, 2023, except for PBNQSO’s granted during the three months ended March 31, 2023, modifications to PBNQSO’s as of May 8, 2023 and for PBNQSO’s granted during the three months ended September 30, 2023, refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in this Quarterly Report. Significant estimates made by management in connection with the preparation of the accompanying unaudited condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the allowance for doubtful accounts, the fair value of financial assets and liabilities, stock options, founder advisory fees, contingent earn-out liability and realizability of deferred tax assets. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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

Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted LIBOR plus or base rate plus an applicable margin. At September 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at September 30, 2023, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As described further in our 2022 Annual Report, PSSA’s principal executive officer and principal financial officer had concluded that as of December 31, 2022, the design and implementation of our disclosure controls and procedures were not effective, due to the existence of material weaknesses. At September 30, 2023, the material weaknesses continued to exist and include:
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

Remediation Plan
We have made progress with our remediation plan, including the hiring of additional qualified resources and remain focused on the following:
•Implementing and, as applicable, consistently operating new controls and procedures.
•Continuing engagement of outside resources to assist with our ongoing assessment of the internal control environment which is designed to be aligned to and measured against the framework issued to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) ("COSO 2013").
Changes in Internal Control Over Financial Reporting
Other than the changes described in the Remediation Plan detailed above, there were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of share repurchases for the quarter ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program (1)
July 1, 2023 - July 31, 2023	—	$—	—	30,113,895
August 1, 2023 - August 31, 2023	1,736,535	$5.76	1,736,535	28,377,360
September 1, 2023 - September 30, 2023	—	$—	—	28,377,360
Total	1,736,535	$5.76	1,736,535
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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
(c) Trading Plans
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Perimeter Solutions, SA

Date: November 9, 2023	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Charles Kropp
Charles Kropp
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)