Form 10-K
period 2023-12-31
Perimeter Solutions, SA
filed 2024-02-22
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of ordinary shares held by non-affiliates of the registrant, computed by reference to the closing sale price of the ordinary shares on the New York Stock Exchange as of June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter, was $884,129,701.
As of February 16, 2024, there were 145,733,689 ordinary shares, nominal value $1.00 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of shareholders, which will be filed within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•future financial performance, financial projections or estimates used, including any growth or expansion plans and opportunities;
•our ability to expand our fire safety business;
•our beliefs regarding certain trends and growth drivers in our fire safety business, including weather and climate trends;
•our ongoing commitment to manufacturing high-quality products in an environmentally-conscious way as well as our ongoing commitment to promoting diversity;
•our ability to grow long-term value through, among other things, the continuing performance improvement of our existing operations, execution of a disciplined capital allocation and management of our capital structure;
•our expectations regarding future capital expenditures;
•cash flow projections;
•our ability to maintain a leadership position in any market as well as our ability to remain an innovation leader by enhancing our products and services and investing in expansions through acquisitions;
•expectations concerning sources of revenue;
•expectations about demand for fire retardant products, equipment and services, including our ability to accurately identify key market drivers and leverage our relationships with customers and stakeholders;
•our expectations regarding the impact of significant infrequent events, such as the COVID-19 (“COVID-19”) pandemic and the regional conflicts such as the ongoing conflict between Russia and Ukraine or Israel and Hamas, on our business as well as our ability to mitigate inflationary pressures;
•expectations concerning certain of our products’ ability to protect life and property as population settlement locations change;
•expectations concerning the markets in which we currently operate and intend to expand to in the coming years, overall economic conditions and disruptive weather events;
•our expectations regarding market risk;
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
•our ability to pursue intellectual property protection on product and equipment enhancements; and
•the expected outcome of litigation matters and the effect of such claims on business, financial condition, results of operations or cash flows.

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
•we may be required to take write-downs or be subject to restructuring, impairment or other charges that could have a significant negative effect on our business and financial condition as well as the price of our Ordinary Shares (as defined below), which could cause you to lose some or all of your investment;
•we may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets;
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
Risks Related to Operating as a Public Company and Our Corporate Structure
•the requirements of being a public company may strain our resources and divert management’s attention;

•although we have remediated previously identified material weaknesses in our internal control over financial reporting as of December 31, 2023, we may in the future, fail to maintain effective internal controls over financial reporting;
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
•shareholders will experience dilution as a consequence of the issuance of our Ordinary Shares (as defined below) as payment for fees under the annual Founder Advisory Agreement;
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
•if a United States person is treated as owning at least 10% of our Ordinary Shares (as defined below), such person may be subject to adverse U.S. federal income tax consequences;
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
•inflation could adversely affect our business and results of operations;
•we are subject to general governmental regulation and other legal obligations, including those related to privacy, data protection and information security;
•the loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

PART I
Item 1. Business.
Overview
Perimeter Solutions, SA, (“PSSA”), a public company limited by shares (société anonyme) registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés, Luxembourg) under number B256.548 was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg. PSSA is headquartered in the Grand Duchy of Luxembourg with business operations across the globe.
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
PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "PRM" and the warrants associated with the Ordinary Shares (the “Warrants”) are listed on the OTC Market Groups Inc. and trade under the symbol "PRMFF."
In connection with the Business Combination, the Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of PSSA (the “Merger”). The Merger was accounted for as a common control transaction, where substantially all of the net assets of PSSA were those previously held by EverArc. Upon the acquisition of SK Intermediate, PSSA was determined to be the legal and accounting acquirer (the “Successor”) and SK Intermediate was deemed to be the accounting predecessor (the “Predecessor”). The acquisition of SK Intermediate was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting, our consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented.
We are a global solutions provider for the fire safety and specialty products industries. Our fire safety business is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. Our fire safety business also offers specialized equipment and services, typically in conjunction with our fire management products to support firefighting operations. Our service network can meet the emergency resupply needs of over 150 air tanker bases in North America, as well as many other customer locations globally. Our specialty products business produces and sells high quality Phosphorus Pentasulfide ("P2S5") primarily used in the preparation of lubricant additives, including a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”) that provide critical anti-wear protection to engine components. We conduct our operations globally, with approximately 65% of our annual revenues derived in the United States, approximately 15% in Europe and approximately 14% in Canada with the remaining approximately 6% spread across various other countries.
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
Class A foam is primarily used to combat structural fires and wildfires. Class A foam is specially formulated to make water more effective for structural fire suppression. The surfactants in Class A foam significantly reduce water’s surface tension, and, when mixed with air, create a foam blanket that surrounds fuels. The foam blanket creates a barrier between the fuel and the fire, knocking down the fire faster than water alone, and allowing fire fighters to see the areas of application. Utilizing Class A foam reduces the amount of water needed to extinguish the fire, reduces water damage, and increases firefighter safety through quicker knockdown and reduced mop-up/overhaul requirements. Our Class A foam products are used by wildland firefighters to suppress wildland fires and are typically applied from various fixed wing air tankers, helicopters equipped with fixed tanks or buckets, standard fire engines or rapid attack brush trucks, or 5-gallon backpacks. In addition to wildfire suppression, Class A foam products are used by municipal and rural fire departments as a water enhancer to combat structural and other fires.
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
Specialty Products Segment
The Specialty Products segment produces and sells P2S5 used in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of lubricating oils with its main function to provide anti-wear protection to engine components. In addition, ZDDP inhibits oxidation of lubricating oil by scavenging free radicals that initiate oil breakdown and sludge formation, resulting in better and longer engine function. P2S5 is also used in pesticide and mining chemicals applications. We offer several grades of P2S5 with varying degrees of phosphorus content, particle size, distribution, and reactivity to global customers. The P2S5 production process requires a high degree of technical expertise given the reactivity and need for safe transportation and handling. We are committed to being a technology and safety leader, with strong product stewardship and a strong safety track-record. We also conduct regular customer visits and provide extensive technical training to ensure customers are committed to operating safely.
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
Higher Acres Burned and Longer Fire Seasons
The USDA Forest Service data of the last 39 years shows that the acreage burned in the United States has increased over time. While there is variability in the acreage burned in any given year, the ten-year trailing average of acres burned in the United States has increased from a ten-year trailing average of 3.3 million acres burned in 1997, to a ten-year trailing average of 7.0 million acres burned in 2023. The year 2020 was the most intense fire year recorded in U.S. history with over 10 million acres burned. The U.S. fire season is also lengthening on a consistent basis – according to a 2016 report published by Climate Central, the U.S. fire season is on average 105 days longer than it was in 1970. Climate Central also reported that the average number of large fires (larger than 1,000 acres) burning each year had tripled between the period of 1970s to 2010s, and the acres burned by such fires showed a six-fold increase in the 2010s compared to the 1970s. If acreage burned continues to increase and the fire season continues to lengthen, we expect the demand and usage of fire retardant to increase.
Increasing Wildland Urban Interfaces
Urban development is pushing farther out of cities and into the wilderness for both primary and secondary residences. For example, according to Proceedings of the National Academy of Sciences of the United States of America (“PNAS”), the Wildland-Urban Interface (“WUI”), an area where houses and wildland vegetation meet and intermingle, grew rapidly from 1990 to 2010 in terms of both number of new houses and land area, such that it was the fastest-growing land use type in the conterminous United States, with 97% of that growth the result of new housing. As of 2018, the WUI now includes one-third of all homes in the United States although it occupies less than one-tenth of the land area in the U.S. According to PNAS, when homes are built in the WUI, there will be more wildfires due to human ignitions, and wildfires that occur will pose a greater risk to lives and homes. They will be hard to fight, and letting natural fires burn becomes impossible. As the WUI expands and the number of homes at risk from wildland fires increases, we expect the use of retardant to protect property and life from threatening wildfires to increase.
Increasing Firefighting Aircraft Capacity and Usage
The size and capacity of the firefighting aircraft fleet is a key driver of the amount of fire retardant consumed annually because demand for retardant typically outpaces available aircraft capacity, as evidenced by data regarding the inability to fill aerial firefighting requests published by the National Interagency Fire Center. Since 2010, U.S. aircraft capacity increased significantly and is expected to further increase. Increasing air tanker capacity and modernization is a global trend, with more, larger, and more sophisticated tankers being used in various parts of the world.
Value-Based and Dynamic Pricing Model Protects Attractive Margins
We believe that our comprehensive and closely intertwined product, equipment, and service offerings (described above) provides tremendous value to our customers and serves as an important differentiator and margin enhancement tool. Furthermore, we are able to structure tiered pricing, availability pricing and annual pricing escalators with key customers, allowing the business to cover a portion of certain fixed costs in lower-volume years and protect margins over time.
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
Move toward Fluorine-Free Firefighting Foams
There is an accelerating transition in the fire suppression market towards products that do not contain intentionally added PFAS. We expect Fluorine-Free Foams (“FFF”) to account for a growing percentage of the firefighting foam market over the next several years. We are positioned to be one of the key players in the FFF market. For example, we introduced SOLBERG® AVIGARD™ 3B and 6B for the aviation market, SOLBERG® VERSAGARD™ AS-100 for use wherever flammable and combustible liquids are stored, transported, or processed, SOLBERG VERSAGARD 1x3 FFF, the first 1x3 FFF, on the market for the emergency response and SOLBERG® RE-HEALING SP-100 for sprinkler applications, with the latter being the latest addition to the most comprehensive FFF platform in the market. In September 2023, SOLBERG 3% MIL-SPEC SFFF became the first Qualified Product List (“QPL”) approved Fluorine Free MIL-SPEC product for military installations and airport emergency response. We expect to continue to invest to advance fluorine-free foam technology, enhance our third-party certifications like Underwriters Laboratory UL162, Factory Mutual (FM5130), EN1568 and MIL-SPEC for our FFF and equipment providing innovative, sustainable solutions protecting people, property, assets and ensuring business continuity for our customers.
We are also in a unique position to assist customers in their transitions to FFF. We provide a variety of specialized equipment to customers, including fire suppression system components used in conjunction with our fluorine free offerings. We are also experienced in transition activities, including advising on system modifications associated with transition to fluorine free solutions, as well as performance testing to verify compliance with national and industry standards for new fluorine-free systems. For example, in the past, we have assisted Brisbane Airport (Australia), Schiphol Airport (Netherlands) and Transport Canada in their respective transitions to FFF and systems.
Growth in Miles Driven, Opportunities in Secondary Markets
Within the lubricant additive end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of family of compounds called ZDDP, which is considered an essential component in the formulation of lubricating oils. The consumption of ZDDP and other lubricant additives is driven by the social and economic trends globally of increased vehicle production and miles driven. Over the past 30 years, the number of global miles driven has increased resulting in more engine wear and tear and increased demand for motor oil. Secondary markets for P2S5 include agricultural applications in the production of intermediates for pesticides and insecticides, flotation chemistry in the mining industry, and for hydraulic and cutting fluids. A significant development opportunity exists for P2S5 in the emerging technology of lithium sulfide solid state electrolytes used in batteries for the electric vehicle market.
Nighttime Retardant Operations Opportunity
Nighttime retardant operations represent a significant expansion in the wildfire business. After several years of study and preparation, in 2021, a cooperative initiative among California counties, a helicopter company and the Company was created to provide limited retardant support for night operations. The program was utilized and expanded during 2022 and 2023. If the nighttime operations program is continued and further expanded, this expansion could materially add to our revenues.
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
As of December 31, 2023, our intellectual property portfolio consisted of the following:
•for the Fire Safety business, 10 owned U.S. patents, which we expect to expire in more than 5 years, and 32 owned foreign counterpart patents in certain foreign jurisdictions, of which we expect 20 to expire in 5 years or less and 12 to expire in more than 5 years, and
•for the Specialty Products business, 3 owned U.S. patents and 1 owned foreign counterpart patent, which we expect to expire in 15 or more years. All of our patents and trademarks are registered or pending approval with the U.S. Patent and Trademark Office and in select international offices.
Our patent portfolio covers 20 countries, and the protection is focused on key retardant technology and advancements, including corrosion inhibitors, fugitive color systems and liquid fire retardant compositions and improvements in firefighting foam compositions.

Sales and Marketing
Consistent with our overall strategy, our sales and marketing effort aims to continually develop technical solutions that meet customer needs. We have structured our sales efforts in accordance with our business units, which, in-turn, align around our key product offerings and geographies. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results, including the business unit’s sales and marketing efforts.
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
Firefighting Foams
Our Class A foam customers primarily consist of local fire departments, which utilize our products for wildland and structural firefighting. Our Class B foam customers primarily consist of industrial, aviation, and military customers which store and utilize flammable liquids on-site. Our customers in the market for Class A/B foam primarily consist of municipal fire departments. We utilize a traditional sales force in marketing these products and seek to build lasting relationships with our customers.
Specialty Products
Our Specialty Products segment consists of several key global customers in the lubricant additives, agricultural, mineral extraction and emerging electric battery technologies markets. Given the consolidated nature of this business, our focus is on maintaining our existing customers, expanding their utilization of our products and services and growing our business in the emerging technologies markets.
Significant Customers
For fiscal year 2023, our largest customer, the USDA Forest Service accounted for 22% of our consolidated revenues. No other customer individually represented more than 10% of our 2023 consolidated revenues. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by this major customer under our commercial agreements. As a supplier and service provider to the U.S. government, we are subject to certain heightened risks, such as those associated with the government’s rights to audit and conduct investigations and with its rights to terminate contracts for convenience or default. The loss of these customers would likely have a material adverse impact on our business, results of operations and cash flows.
Competition
Fire Retardant
Sales of fire retardant, and related equipment and services, accounted for 69% of our Fire Safety segment revenues in 2023. The fire retardant business is characterized by its highly specialized nature, its high cost-of-failure, and the integrated nature of the offering across products, specialized equipment, and services. As a result, development and testing of products, and the approval and licensing of such products, is typically a complex and lengthy process. We plan to maintain our market leadership position through continued investments in innovation and research and development focused on improving, enhancing and customizing our fire retardant products and services on behalf of our customers.
Firefighting Foams
Sales of firefighting foams, and related equipment and services, accounted for 31% of our Fire Safety segment revenues in 2023. The market for our firefighting foam products is highly fragmented, and subject to intense competition from various manufacturers launching their own competing products. We compete with a variety of firms that offer similar products and services, many of which are better capitalized than us and may have more resources than we do. We compete for clients based on the quality of our products, the quality and breadth of the equipment and services we offer in conjunction with our products, the quality and knowledge base of our employees, the geographic reach of our products and services, and pricing of our product. We believe that we offer our customers an attractive value proposition based on these competitive factors, which allows us to compete effectively in the marketplace.
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
Seasonality
Sales in our Fire Safety segment, of which approximately 59% are in the United States, are subject to significant seasonal variation due to the length and the severity of the fire season, which in North America typically extends from April through September, as well as the availability of air tanker capacity. Consequently, we record a significant portion of our sales in the second and third quarters of our fiscal year.
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
Human Capital Management
Employees
As of December 31, 2023, we had 219 full-time employees and 9 temporary, seasonal or part-time employees worldwide. Other than 24 employees in Germany, who are represented by a works council, none of our employees is represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be satisfactory.
Health and Safety
Our commitment to safety is an essential part of our operating model with a zero-incident culture. We are dedicated to building, designing, maintaining, and operating our facilities to effectively manage process safety and other hazards, and to minimize risks. By partnering with our employees, we are able to maintain a safe work environment while meeting the needs of our customers. Our focus on safety is a critical component of our operations and values.
Talent Development
We consider our employees to be our most valuable asset. The development, attraction and retention of employees is a critical success factor. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent.
Benefits
We offer attractive benefits packages that attract, retain, motivate and reward our talent, and we are committed to providing our employees and their families with programs that support their health and overall well-being. To assist employees with financial empowerment, we offer a 401(k) program. We also offer members the ability to save money on a tax-free basis through flexible spending accounts and health savings accounts. We offer competitive compensation programs that include base pay, bonus and equity grants. Our full-time employees also receive paid time off and holidays.
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
Our end markets experience constantly changing demand depending on a number of factors that are out of our control. In our fire retardant business, demand is dependent on the occurrence of fires, which are seasonal and dependent on environmental and other factors. Changes in the geographic location, occurrence, severity and duration of fires may change demand for our fire retardant products. For example, in 2019 we experienced the lowest U.S. fire season in 17 years. Seasonality in the fire retardant end market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. See “—The seasonal or cyclical nature of our business and severe weather events may cause demand for our products and services to be adversely affected while certain of our fixed costs remain the same, and prior performance is not necessarily indicative of our future results.” If we experience a low fire season, the WUI does not continue to expand or if FFF do not continue to account for a growing percentage of the firefighting foam market in the coming years as we expect, this could materially and adversely affect our business. In our specialty products business, we supply P2S5 which is primarily used in the lubricant additives market to produce a critical compound in lubricating oils. As more electric vehicles emerge on the automobile market, use of the internal combustion engine may decline, thereby lessening demand for our specialty products. Our inability to offset the volatility of these end markets through diversification into other markets, could materially and adversely affect our business, financial condition and results of operations.
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
We are substantially dependent on sales to the USDA Forest Service and the state of California, which account for approximately 36% of our revenue related to our Fire Safety segment.
Sales to the USDA Forest Service and the state of California represent a substantial portion of our revenues and this concentration of our sales makes us substantially dependent on those customers. In fiscal year 2023, sales to the USDA

Forest Service and the state of California accounted for approximately 36% of our revenue related to our Fire Safety segment. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. If the USDA Forest Services and/or the state of California reduce their spend on our fire retardant products, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, financial condition and results of operations would be materially harmed.
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
We derived approximately 35% of our revenues from customers located in foreign countries in fiscal 2023. The amount of foreign sales we make may increase in the future. The additional risks of foreign sales include:
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
All of the raw materials that go into manufacturing our fire retardant and specialty products are sourced from third-party suppliers. Some of the key raw materials used to manufacture our products come from limited or sole sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these raw materials and the risk that our suppliers discontinue or modify raw materials used in our products. We have a global supply chain, and geopolitical conflicts, including the ongoing conflicts in the Middle East, heightened tensions in the Red Sea, the disruption of the Suez Canal shipping channels, and the drought in the Panama Canal, may cause delays in the global supply chain, decreased shipping capacity and a reduction in overall shipping resources, resulting in longer lead times for key raw materials to be transported to our facilities. In addition, the lead times associated with certain raw materials are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience raw materials shortages and price fluctuations of certain key raw materials and materials, and the predictability of the availability and pricing of these raw materials may be limited. Raw materials shortages or pricing fluctuations could be material in the future. In the event of a raw materials shortage, supply interruption or material pricing change from suppliers of these raw materials, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these raw materials is time-consuming, difficult, and costly as they require extensive qualifications and testing, and we may not be able to source these raw materials on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these raw materials, or the inability to obtain these raw materials from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and could cause delays in shipment of our products and adversely affect our business, financial condition and results of operations.
In addition, increased raw materials costs could result in lower gross margins. For example, our business uses phosphorus as a key raw material. The price of this raw material may fluctuate in the future. If the price for this raw material increases, our profit margin could decrease for certain business lines. Even where we are able to pass increased raw materials costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these raw materials in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.
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
In addition, our competitors may improve the design and performance of their products and introduce new products with competitive price and performance characteristics. While we expect to do the same to maintain our current competitive position and market share, if we are unable to anticipate evolving trends in the market or the timing and scale of our competitors’ activities and initiatives, the demand for our products and services could be negatively impacted.
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
We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.
We are required to test goodwill, identified intangible assets and fixed assets for possible impairment and on an interim basis if there are indicators of a possible impairment.
There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown or deterioration in one or more of the industries in which we operate or in our financial performance or future outlook, or if the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our results of operations and financial position.
We concluded that the estimated fair value of our Fire Safety and Specialty Products reporting units on October 1, 2023, the date of our annual impairment assessment, was consistent with estimated fair value of our Fire Safety and Specialty Products reporting units as calculated on September 30, 2023, as a result, there was no indication of goodwill, identified intangible assets and fixed assets impairment on October 1, 2023.
Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our indebtedness.
As of December 31, 2023, we had $675.0 million in senior notes outstanding and no borrowings outstanding under our revolving credit facility.
Our substantial indebtedness could have significant effects on our operations. For example, it may:
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;
•increase the amount of our interest expense, because while our senior notes incur fixed interest expense, our borrowings under our revolving credit facility, if any, are at variable rates of interest, which, if interest rates increase, would result in higher interest expense;
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
Our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years, and by prevailing credit market conditions. Moreover, if lenders or any future credit rating agency downgrade our credit rating, then we could experience increases in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness, be unable to receive open credit from our suppliers and trade counterparties, be unable to benefit from swings in market prices and shifts in market structure during periods of volatility in the commodity markets or suffer a reduction in the market price of our Ordinary Shares. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future. The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected rates.
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
At the end of 2021, the ICE Benchmark Administration, the administrator for London Interbank Offered Rate (“LIBOR”), ceased publishing one-week and two-month U.S. dollar LIBOR ceased publishing all remaining U.S. dollar LIBOR tenors after June 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, recommended replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities, referred to as the Secured Overnight Financing Rate (“SOFR”). The switch in the reference rates from LIBOR to SOFR, under our revolving credit facility occurred as of June 30, 2023. We did not have any outstanding borrowings under the revolving credit facility, accordingly, the switch in the reference rates from LIBOR to SOFR did not have a material impact on our consolidated financial statements.
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
For example, we are a defendant in a multi-district litigation pending in the United States District Court for the District of South Carolina (“MDL”) relating to the manufacture, sale, and distribution of AFFF. The cases allege, among other things, groundwater contamination, drinking water contamination, damages to natural resources, and bodily injuries from exposure to PFAS chemicals in AFFF. There are over 6,000 cases currently pending in the MDL. The plaintiffs include, among others, individual firefighters, municipalities and corporate water providers, and state attorneys general. The lead defendants include 3M Company, Tyco Fire Products LP/Chemguard, and DuPont de Nemours, Inc./The Chemours Company, and approximately 10 to 15 other defendants including, among others, Amerex Corporation (“Amerex”). Amerex has been named as a defendant in approximately half to two thirds of these AFFF lawsuits based on its prior ownership of The Solberg Company (“Solberg”), which Perimeter acquired from Amerex on January 1, 2019. Although Amerex retained certain pre-closing liabilities for Solberg, there are approximately 430 indemnity claims that Amerex noticed to Perimeter prior to the expiration of a contractual indemnity period, and some potential direct claims, that have been made against Perimeter on the basis of the Company’s ownership of Solberg after January 1, 2019. Amerex is barred from making new, third-party indemnity claims against Perimeter after December 31, 2021. There are also AFFF cases pending against Perimeter in the MDL on the basis of its manufacturing, distribution, and sale of non-Solberg products, including Phos-Chek. There are currently no AFFF cases against Perimeter pending in state court.
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
We operate on a global basis, with 35% of our revenues in fiscal 2023 made to destinations outside the United States. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State and the U.S. Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States, the EU and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.
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
We provide products and services, directly and indirectly, to a variety of government entities. In fiscal 2023, we derived approximately 31% of our revenue from multiple contracts with agencies of the U.S. federal government. As such, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business.
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
We are subject to regulation by federal, state, local and foreign government authorities. In some cases, for example, for our firefighting products, we need to pass the USDA Forest Service qualification process, which is a rigorous process that requires the product passing several tests and standards, including toxicity, corrosion and stability. The USDA Forest Service also requires a lengthy field evaluation, which adds to the difficulty of meeting USDA Forest Service standards. In addition to meeting the USDA Forest Service standards, the agency may be required to consult with various government agencies, for example, the Environmental Protection Agency, to meet additional requirements and regulations. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by government authorities, and such agencies may at times be involved in challenges by outside groups, and as a result, the Company may be required to must also produce product data and comply with detailed regulatory requirements.
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
Risks Related to Operating as a Public Company and Our Corporate Structure
The requirements of being a public company may strain our resources and divert management’s attention.
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
We have previously identified material weaknesses in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations.
As of December 31, 2023, we have remediated the previously identified material weaknesses in internal control over financial reporting, however, we may in the future discover additional material weaknesses in our system of internal financial and accounting controls and procedures that could result from additional material misstatements of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Ordinary Shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our Ordinary Shares.
If we fail to maintain an effective system of internal controls over financial reporting there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, which could result in a loss of investor confidence and negatively impact our business, results of operations, financial condition and stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected. As we continue to grow our business, our internal controls continue to become more complex and require more resources. Further, some of our employees work remotely and could introduce potential vulnerabilities to our financial reporting systems and our internal control environment and the effectiveness of our internal controls over financial reporting. Any failure to maintain effective controls could prevent us from timely and reliably reporting financial results and may harm our operating results. In addition, if we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified report as to the effectiveness of our internal control over financial reporting, as of each fiscal year end, we may be exposed to negative publicity, which could cause investors to lose confidence in our reported financial information. Any failure to maintain effective internal controls and any such resulting negative publicity may negatively affect our business and stock price.
Additionally, the existence of any material weaknesses or significant deficiencies would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us and the market price of our common stock.
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
The trading market for our Ordinary Shares and Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who cover us change their recommendation regarding our Ordinary Shares and Warrants adversely, or provide more favorable relative recommendations about our competitors, the price of our Ordinary Shares and Warrants would likely decline.
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
In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our information technology systems, including in our data servers and on our networks. The secure processing, maintenance and transmission of this data is critical to our operations. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached or disrupted due to employee error, malfeasance or other disruptions. Any such attack, breach or disruption could compromise our information technology systems and the information stored in them could be accessed, publicly disclosed, lost or stolen and our business operations could be disrupted. Any such access, disclosure or other loss of information or business disruption could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which could adversely impact our business, financial condition and results of operations. To the extent that such disruptions occur and our business continuity plans do not effectively address these disruptions in a timely manner, they may cause delays in the manufacture or shipment of our products and the cancellation of customer orders and, as a result, our business, operating results and financial condition could be materially and adversely affected.
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
Inflation could adversely affect our business and results of operations.
During 2022 and 2023, the economy in the United States and global markets continued to experience a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the ongoing conflicts between Russia and Ukraine or Israel and Hamas and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
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
In addition, even if we are able to attract and retain personnel, we may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats which have been integrated into the Company’s overall risk management strategy and processes. The Company seeks to address cybersecurity risks through a comprehensive approach that is focused on implementing robust protective measures, promoting user awareness and education, continuously monitoring for potential threats, and swiftly responding to any security incidents to ensure the confidentiality, integrity, and availability of sensitive information.
In addition, we actively engage with key vendors and industry communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures and have processes in place to oversee and identify the risk of cybersecurity threats associated with our use of these third-party vendors. We generally require third parties to, among other things, maintain security controls to protect our confidential information and data, and notify us of material cybersecurity threats that may impact our business.
In 2023, we did not identify any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.
Governance
Our Board has oversight of our strategic and business risk management and has delegated the oversight of cybersecurity risk management to the Company’s Audit Committee. The Company’s Audit Committee is responsible for overseeing all matters relating to the security of and risks related to the Company’s information technology systems and procedures, including its cybersecurity and other information technology risks. The Audit Committee is responsible for ensuring the Company has processes in place for assessing, identifying and managing material risks from cybersecurity threats.
The Company’s information security program is managed by the Company’s Chief Information Officer (the “CIO”), whose team is responsible for leading our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CIO has extensive global experience in developing and executing information technology strategies. The CIO and the information security team, in collaboration with the Chief Financial Officer and the Audit Committee, monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.
The CIO provides periodic reports to our Board, as well as our Chief Financial Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

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
Clayton, Missouri (Corporate Headquarters)
Luxembourg, Grand Duchy of Luxembourg (Executive Headquarters)

*Owned
†Tolling facility
Item 3. Legal Proceedings.
We are involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including a number of matters related to the aqueous film forming foam litigation consolidated in the District of South Carolina multi-district litigation and other similar matters pending in other jurisdictions in the United States. Our exposure to material losses, if any, is not considered probable or reasonably estimable at this time.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Ordinary Shares are traded on the NYSE under the symbol “PRM.” As of February 16, 2024, the closing price of our Ordinary Shares on the NYSE was $5.72, and we had 32 shareholders of record.
Dividend Policy
In accordance with the Luxembourg company law, from our annual net profits, at least 5% shall each year be allocated to a reserve (the “Legal Reserve”). That allocation to the Legal Reserve will cease to be required as soon and as long as the Legal Reserve amounts to 10% of the amount of our share capital. The general meeting of shareholders has the power to make a resolution on the payment of dividends upon the recommendation of our Board. In deciding whether to recommend any future dividend, the Board would take into account any legal or contractual limitation, our actual and anticipated future earnings, cash flows, debt service and capital requirements, our business plans and such other matters as the Board believes appropriate, in its discretion. We anticipate that any available cash will be retained by us to satisfy our operational and other cash needs. Accordingly, we do not expect to pay any cash dividend on our Ordinary Shares in the foreseeable future.
Performance Graph
The performance graph below compares the cumulative total shareholder return of a hypothetical investment in our Ordinary Shares with the cumulative total return of a hypothetical investment in each of the Russell 2000 Index and the S&P Smallcap 600 Materials Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Ordinary Shares and in each of the indexes on November 9, 2021, and its relative performance is tracked through December 31, 2023. The share price performance of our Ordinary Shares is not necessarily indicative of future performance.

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

Issuer Purchases of Equity Securities
Under the Share Repurchase Plan (as defined below), we are authorized to repurchase, from time-to-time, our Ordinary Shares through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. Below is a summary of share repurchases for the quarter ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program (1)
October 1, 2023 - October 31, 2023	—	$—	—	28,974,873
November 1, 2023 - November 30, 2023	2,772,903	$4.06	2,772,903	26,201,970
December 1, 2023 -December 31, 2023	3,560,390	$4.34	3,560,390	22,641,580
Total	6,333,293	$4.21	6,333,293
(1)On December 7, 2021, subject to the approval of the shareholders’ of the Company, the Board authorized a share repurchase plan (the “Share Repurchase Plan”). The Share Repurchase Plan allows the Company, which includes any subsidiary of the Company, to repurchase up to $100.0 million of its issued and outstanding Ordinary Shares at any time during the next 24 months or, if different, such other timeframe as approved by the shareholders of the Company. On July 21, 2022, subject to certain limits, the shareholders’ of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years. On November 3, 2022, the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by Company’s shareholders’ on July 21, 2022. On February 21, 2024, the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by Company’s shareholders’ on July 21, 2022.
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
Overview
PSSA, a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg. PSSA is headquartered in the Grand Duchy of Luxembourg with business operations across the globe.
On the Closing Date, PSSA consummated the transactions contemplated by the Business Combination with EverArc, SK Holdings, SK Intermediate and the Merger Sub pursuant to the Business Combination Agreement. The terms “we”, “us”, “our”, and the “Company” refer to PSSA and its consolidated subsidiaries, including Perimeter, after the Closing. PSSA's Ordinary Shares are listed on NYSE and trade under the symbol "PRM."
In connection with the Business Combination, the Merger was accounted for as a common control transaction, where substantially all of the net assets of PSSA were those previously held by EverArc. Upon the acquisition of SK Intermediate, PSSA was determined to be the Successor, and SK Intermediate was deemed to be the Predecessor. The acquisition of SK Intermediate was accounted for using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting, our consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2021 to November 8, 2021 (the “2021 Predecessor Period”) and the period on and after the consummation of the Business Combination, from the Closing Date to December 31, 2021 (the “2021 Successor Period”).
We are a global solutions provider, producing high-quality firefighting products and lubricant additives. Approximately 65% of our annual revenues is derived in the United States, approximately 15% in Europe and approximately 14% in Canada with the remaining approximately 6% spread across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment produces and sells P2S5 used in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additives end market, currently the Company’s largest end market application, P2S5, is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of lubricating oils with its main function to provide anti-wear protection to engine components. In addition, ZDDP inhibits oxidation of lubricating oil by scavenging free radicals that initiate oil breakdown and sludge formation, resulting in better and longer engine function. P2S5 is also used in pesticide and mining chemicals applications. We offer several grades of P2S5 with varying degrees of phosphorus content, particle size, distribution, and reactivity to global customers.
We operate seven business units within our two reporting segments. The business unit structure is meant to promote the decentralized execution and accountability, and maintain the geography- and product-specific focus and granularity necessary to drive continued improvement in our key operational value drivers. Our key operational value drivers are profitable new business, pricing our products and services to the value they provide, and continued productivity improvements. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results.
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
We are also working to grow our fire prevention and protection business, which is primarily focused on expanding use of ground-applications for long-term fire retardant. This includes use of ground assets in response to active fires (protection), as well as proactive treatments around critical infrastructure and known high-risk areas (prevention). The protection business expands on our existing aerial support to enhance the ability of customers to effectively fight active fires. Fire prevention products can be used to prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas such as roadways, and critical infrastructure like electrical utilities and railroads. Treating these areas ahead of the fire season can potentially stop ignitions from equipment failures or sparks.
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
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the COVID-19 pandemic and the conflicts in Ukraine and the Middle East. While the Company has limited exposure in regions with active conflict, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates, and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

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
Under the income approach, we calculate the fair value of a reporting unit based on estimated future discounted cash flows which require assumptions about short and long-term revenue growth rates, operating margins for each reporting unit, discount rates, foreign currency exchange rates and estimates of capital expenditures. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of our earnings before interest, taxes, depreciation and amortization (“EBITDA”).
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
As of September 30, 2023, total goodwill was $1,028.8 million, of which, $858.2 million was assigned to Fire Safety reporting unit, and $170.6 million was assigned to the Specialty Products reporting unit. During the three months ended September 30, 2023, the Company concluded that a triggering event occurred primarily due to (i) a sustained decrease in the market value of the Company's Ordinary Shares, and (ii) a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product. As a result, the Company performed an interim quantitative goodwill impairment test as of September 30, 2023 to compare the fair value of the Fire Safety reporting unit and Specialty Products reporting unit to their respective carrying amounts, including the goodwill.
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
The Company concluded that the estimated fair value of our Fire Safety and Specialty Products reporting units on October 1, 2023, the date of our annual impairment assessment, was consistent with estimated fair value of our Fire Safety and Specialty Products reporting units as calculated on September 30, 2023, as a result, there was no indication of goodwill impairment on October 1, 2023.
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
Due to a downward revision in the revenue forecast related to a contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during the purchase of LaderaTech, Inc. (“LaderaTech”), the Company determined that the $40.7 million in carrying value of the technology underlying the contingent earn-out eligible fire retardant product is no longer recoverable. As a result, during the three months ended September 30, 2023 the Company recorded an impairment of $40.7 million in the accompanying consolidated statements of operations and comprehensive income (loss).
Results of Operations
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Change
			$	%
Net sales	$322,108	$360,505	$(38,397)	(11%)
Cost of goods sold	183,253	217,853	(34,600)	(16%)
Gross profit	138,855	142,652	(3,797)	(3%)
Operating expenses
Selling, general and administrative expense	57,073	74,319	(17,246)	(23%)
Amortization expense	55,065	55,105	(40)	—%
Founders advisory fees - related party	(108,481)	(117,302)	8,821	(8%)
Intangible impairment	40,738	—	40,738	—%
Other operating expense	10	465	(455)	(98%)
Total operating expenses	44,405	12,587	31,818	253%
Operating income	94,450	130,065	(35,615)	(27%)
Other expense (income):
Interest expense, net	41,378	42,585	(1,207)	(3%)
Gain on contingent earn-out	(7,273)	(12,706)	5,433	(43%)
Unrealized foreign currency (gain) loss	(1,655)	3,462	(5,117)	(148%)
Other expense (income), net	417	(503)	920	(183%)
Total other expense, net	32,867	32,838	29	—%
Income before income taxes	61,583	97,227	(35,644)	(37%)
Income tax benefit (expense)	5,903	(5,469)	11,372	(208%)
Net income	$67,486	$91,758	$(24,272)	(26%)

Net Sales. Net sales decreased by $38.4 million for the year ended December 31, 2023 compared to the same period in 2022. Net sales in the Fire Safety segment decreased by $1.0 million, representing lower fire retardant sales of $21.3 million, largely offset by a $20.3 million increase in fire suppressant sales. Fire retardant sales decreased $20.5 million in the Americas and $1.8 million in Europe due to decreased fire activity in those regions compared to the same period in 2022, partially offset by a $1.0 million increase in Asia Pacific. Fire retardant sales in a given geography are generally driven by the activity of the fire season in that geography. Fire suppressant sales increased $15.2 million in the Americas, $4.4 million in Europe and $0.7 million in Asia Pacific due to growth in sales of new FFF concentrates, a strong performance in emergency response business and geographic expansion. Net sales in the Specialty Products segment decreased $37.4 million, of which $27.0 million was in the Americas and $10.4 million was in Europe. The decrease in Specialty Products sales reflects a reduction in purchases by our specialty chemicals customers due to inventory destock in the end markets.
Cost of Goods Sold. Cost of goods sold decreased by $34.6 million for the year ended December 31, 2023 compared to the same period in 2022. The decrease in Fire Safety segment of $24.7 million was primarily due to a $24.8 million decrease in amortization of inventory step-up related to the Business Combination, a $0.7 million decrease in labor and share-based compensation expense and $0.2 million in lower material and manufacturing costs, partially offset by a $1.0 million increase in other costs. The $9.9 million decrease in the Specialty Products segment was due to a $8.7 million decrease in raw material and manufacturing costs, a $0.9 million decrease in depreciation expense and a $0.3 million decrease in lease expense.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $17.2 for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to an $11.8 million decrease in personnel related and share-based compensation expenses, a $3.4 million decrease in logistics expenses, a $2.5 million decrease in insurance costs and a $0.6 million decrease in accounting, legal and consulting expenses, partially offset by a $1.1 million increase in other costs. The decrease in personnel related and share-based compensation expenses is primarily due to the recognition of $1.3 million in share-based compensation expense during the year ended December 31, 2023 that is based on fair value as of the modification date or the grant date, as applicable, compared to $12.9 million recognized during the same period in 2022 that was based on period end Ordinary Share price.
Founder advisory fees - related party. The founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The decrease in the fair value of the Annual Advisory Amounts for the year ended December 31, 2023 of $108.5 million was primarily due to a reduction in the average price per Ordinary Share from $8.86 as of December 31, 2022 to $4.51 as of December 31, 2023. The decrease in the fair value of the Annual Advisory Amount for the year ended December 31, 2022 of $117.3 million was primarily due to a reduction in the average price per Ordinary Share from $13.63 as of December 31, 2021 to $8.86 as of December 31, 2022.
Intangible impairment. Intangible impairment increased by $40.7 million for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to recording an impairment on the carrying value of the technology underlying the contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during purchase of LaderaTech.
Interest Expense. Interest expense decreased by $1.2 million for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to a one-time, non-cash accounting accrual related to the Company’s senior notes of $1.5 million during the year ended December 31, 2022.
Gain on Contingent Earn-out. The gain on contingent earn-out related to the purchase of LaderaTech decreased by $5.4 million for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product.
Unrealized Foreign Currency Gain. Unrealized foreign currency gain increased by $5.1 million for the year ended December 31, 2023 compared to the same period in 2022. Unrealized foreign currency gains and losses are incurred in the normal course of business based on movement in foreign currency exchange rates. The increase during the year ended December 31, 2023 was due to changes in the applicable foreign currency exchange rates, primarily the Euro.
Income Tax Benefit (Expense). Income tax benefit increased by $11.4 for the year ended December 31, 2023 compared to the same period in 2022. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance.
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

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$225,554	$96,554	$226,583	$133,922
Adjusted EBITDA	$76,214	$20,573	$77,365	$48,026

Adjusted EBITDA for our Fire Safety segment for the year ended December 31, 2023 decreased by $1.2 million to $76.2 million compared to the same period in 2022. The decrease was primarily due to lower sales offset by lower cost of goods sold and operating expenses.
Adjusted EBITDA for our Specialty Products segment for the year ended December 31, 2023 decreased by $27.5 million to $20.6 million compared to the same period in 2022. The decrease was primarily due to lower sales offset by lower cost of goods sold and operating expenses.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 (“S/P Combined”)
For a detailed discussion of our consolidated results of operations for December 31, 2022 compared to S/P Combined, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023.
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
Revolving Credit Facility
On November 9, 2021, SK Invictus Intermediate II S.à r.l., a société à responsabilité limitée (limited liability company) governed by the laws of the Grand Duchy of Luxembourg (“SK Intermediate II”), a wholly owned subsidiary of SK Intermediate, entered into a five-year revolving credit facility (the “Revolving Credit Facility”), which provides for a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million.
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
The ICE Benchmark Administration, the administrator for London Interbank Offered Rate (“LIBOR”) ceased publishing one-week and two-month U.S. dollar LIBOR after June 30, 2023 (the “Rate Switch Event”). Pursuant to the Rate Switch Event, borrowing under our Revolving Credit Facility is subject to the Secured Overnight Financing Rate for the applicable corresponding tenor (“Term SOFR”) as published by CME Group Benchmark Administration (“Term SOFR Administrator”). We did not have any outstanding borrowings under the Revolving Credit Facility prior to the Rate Switch Event, accordingly, the switch in the benchmark rates from LIBOR to Term SOFR did not have any impact on the accompanying consolidated financial statements.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at SK Intermediate II’s option, either (x) Term SOFR as published by the Term SOFR Administrator, adjusted for certain additional costs or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of Term SOFR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.
As of December 31, 2023, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.

Senior Notes
On November 9, 2021, SK Intermediate II assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (the “Senior Notes”) issued by EverArc Escrow S.à r.l, a newly-formed limited liability company governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of EverArc, under an indenture dated as of October 22, 2021 (“Indenture”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.
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
During the years ended December 31, 2023 and 2022, the Company repurchased 12,178,454 and 6,436,736 Ordinary Shares, respectively. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
For additional information about our Share Repurchase Plan, refer to Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," and Note 10, “Equity,” in the notes to the consolidated financial statements included in this Annual Report.
Founder Advisory Agreement
On December 12, 2019, EverArc and the EverArc Founder Entity entered into the Founder Advisory Agreement to provide incentives to the EverArc Founders to achieve EverArc’s and the Company’s, objectives. In exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founder Entity is entitled to receive both a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and the remainder in cash.
The Fixed Annual Advisory Amount is equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading day of Ordinary Shares. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. Because up to 50% of the aggregate shares could be settled through a cash payment, 50% are classified as a liability and the remaining 50% is classified within equity. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date. As a result, the compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.

As of December 31, 2023, the Advisory Amounts payable to the EverArc Founder Entity over the remaining term of the Founder Advisory Agreement was $113.8 million. The fair value of the Fixed Annual Advisory Amount was calculated to be $42.5 million based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $4.51 and the fair value of the Variable Annual Advisory Amount was determined to be $71.3 million using a Monte Carlo simulation model.
For 2023, the EverArc Founder Entity is entitled to receive Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $10.6 million, based on average price of $4.51 per Ordinary Share (the “2023 Fixed Amount”). The EverArc Founder Entity did not qualify to receive Variable Annual Advisory Amount for 2023 as average price of $4.51 per Ordinary Share for 2023 was lower than the average price of $13.63 per Ordinary Share established for 2021 (the “2023 Variable Amount” and together with the 2023 Fixed Amount, the “2023 Advisory Amount”). The EverArc Founder Entity elected to receive approximately 74.6% of the 2023 Advisory Amount in Ordinary Shares (1,758,464 Ordinary Shares) and approximately 25.4% of the 2023 Advisory Amount in cash ($2.7 million). On February 15, 2024, the Company issued 1,758,464 Ordinary Shares and paid $2.7 million in cash in satisfaction of 2023 Advisory Amount.
For additional information about the Founder Advisory Agreement, refer to Note 13, “Related Parties,” in the notes to the consolidated financial statements included in this Annual Report.
We believe that our existing cash and cash equivalents of approximately $47.3 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of December 31, 2023 will be sufficient to meet our current capital expenditures, working capital, founders’ advisory fee payments and debt service requirements for at least 12 months from the filing date of this Annual Report. Our fiscal year 2024 capital expenditure budget is $10.0 million, which we expect will cover both our maintenance and growth capital expenditure requirements. We may also utilize borrowings available to us under various other financing sources, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, pay the 2023 Advisory Amount and meet long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
Sources and Uses of Cash
The following table presents the sources and uses of our cash for the periods presented (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Cash provided by (used in):
Operating activities	$193	$(40,172)	$4,359	$67,991
Investing activities	(14,894)	(10,251)	(1,210,623)	(15,746)
Financing activities	(64,453)	(48,812)	(697,221)	(64,210)
Effect of foreign currency on cash and cash equivalents	(320)	431	(738)	435
Net change in cash and cash equivalents	$(79,474)	$(98,804)	$(1,904,223)	$(11,530)
Operating Activities
Cash provided by (used in) operating activities was $0.2 million, $(40.2) million, $4.4 million and $68.0 million for the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period, respectively. For the year ended December 31, 2023, the change from cash used in operating activities in 2022 to cash provided by operating activities in 2023 of $40.4 million was primarily due to a reduction in payment of founders advisory fees payable - related party of $48.9 million, reduction in inventory, accounts receivable and other current assets of $50.7 million due to lower sales, offset by lower net income and non-cash items of $21.4 million and an increase in operating liabilities of $37.8 million. For the year ended December 31, 2022, the change was primarily due to a founders advisory fee payment of $53.5 million and an increase in inventory of $61.9 million due to a mild fire season in North America during 2022 offset by higher net income. During the 2021 Successor Period the operating cash flows were negatively impacted by lower net income and an increase in working capital, offset by share-based compensation. Operating cash flows for the 2021 Predecessor Period were negatively impacted by an increase in working capital which was offset by higher net income and non-cash depreciation and amortization expense. The increase in working capital was primarily due to an increase in accounts receivable from higher net sales.
Investing Activities
Cash used in investing activities was $14.9 million, $10.3 million, $1,210.6 million and $15.7 million for the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period. During the year ended December 31, 2023, we purchased property and equipment of $9.4 million and invested $5.5 million in short-term certificate of deposits. During the year ended December 31, 2022, we purchased property and equipment of $8.6 million and paid an additional $1.6 million to SK Holdings upon finalization of the difference in estimated and actual working capital as of the Closing Date under the Business Combination Agreement. During the 2021 Successor Period, we acquired SK Intermediate for cash consideration of $1,209.2 million, net of approximately $11.0 million in cash acquired, and purchased property and equipment of $1.5 million. During the 2021 Predecessor Period, we paid a total of $7.5 million in cash related to the acquisitions of Budenheim Iberica, S.L.U., PC Australasia Pty Ltd., and Magnum Fire & Safety Systems. We also purchased property and equipment of $8.3 million during the 2021 Predecessor Period.
Financing Activities
Cash used in financing activities was $64.5 million, $48.8 million, $697.2 million and $64.2 million for the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period, respectively. During the year ended December 31, 2023, we repurchased outstanding Ordinary Shares for $64.1 million and made $0.4 million in principal payments on finance lease obligations. During the year ended December 31, 2022, we repurchased outstanding Ordinary Shares for $49.3 million offset by $0.5 million in proceeds from exercise of Warrants. During the 2021 Successor Period, we borrowed $40.0 million against the Revolving Credit Facility and paid $2.3 million of revolver fees. The Revolving Credit Facility was repaid in full on December 9, 2021. Upon the Business Combination, two of the Company’s directors acquired Ordinary Shares valued at $2.0 million. We repaid $697.0 million of debt previously held by SK Intermediate. During the 2021 Predecessor Period, we distributed $60.0 million to our shareholders, and we received $19.5 million in proceeds from the Revolving Credit Facility, which was offset by repayments of $19.5 million on the Revolving Credit Facility and repayments of $4.2 million on long-term debt.
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
We utilize WACC in our impairment analysis that makes assumptions about the capital structure that we believe a market participant would make and include a risk premium based on an assessment of risks related to the projected cash flows for the reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. To calculate the WACC, the cost of equity and cost of debt are multiplied by the assumed capital structure of the reporting unit as compared to industry trends and relevant benchmark company structures. We believe the benchmark companies used for our Fire Safety and Specialty Products reporting units serve as an appropriate input for calculating a fair value for the reporting unit as those benchmark companies have similar risks and participate in similar markets. The cost of equity is computed using the Capital Asset Pricing Model which considers the risk-free interest rate, beta, equity risk premium and specific company risk premium related to a particular reporting unit. The cost of debt is computed using a benchmark rate and the Company’s tax rate.
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
The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment and intangible assets subject to amortization is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate to estimate future cash flows to be generated by the asset group, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions and estimates could materially impact our reported consolidated financial results.
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

Share-Based Compensation
We have granted equity-based awards consisting of performance-based non-qualified stock options ("PBNQSO") to key employees, officers and directors. The PBNQSO are subject to performance conditions such that the number of awards that ultimately vest depends on the calculation of annual operational performance per diluted share (“AOP”) during the performance period compared to targets established at the award date. The probability assessments of achieving the AOP targets is determined using estimated EBITDA, net debt and diluted shares. Because the terms of the PBNQSO granted through December 31, 2022 (“Prior Option Grants”) provide discretion to the compensation committee to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognized compensation expense beginning on the service inception date and remeasured the fair value of the awards until a grant date was established. The fair value of the Prior Grants for which a grant date has not been established was estimated on the last date of the reporting period using the Black-Scholes option-pricing model.
On February 14, 2023 and to be effective prospectively, the compensation committee approved the elimination of “Unusual or Nonrecurring Transactions or Events” provision in the PBNQSO agreement whereby it could make certain adjustments to operational performance criteria “for unusual or nonrecurring transactions or events affecting the Company or the financial statements of the Company.” This provision had precluded the establishment of a grant date on the date when PBNQSO were awarded in accordance with the technical requirements under Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation”. Further, on May 8, 2023 (“Options Modification Date”), to better account for seasonal fluctuations of the business, and to better align stock option performance with shareholder return, the compensation committee approved modification of certain terms in PBNQSO agreement for all PBNQSO granted through May 8, 2023. One modification eliminated the “Unusual or Nonrecurring Transactions or Events” provision. As of May 8, 2023, it was determined that a mutual understanding of the key terms and conditions of the PBNQSO has been ascertained and the grant date was therefore established for the Prior Grants.
For stock options granted from February 14, 2023 through May 7, 2023 (“Pre Modification 2023 Option Grants”), the Company recognized compensation costs related to PBNQSO granted to employees and non-employees based on the estimated fair value of the awards on the date of grant using the Black-Scholes option-pricing model. On the Options Modification Date, the Company performed a final fair value remeasurement under the original terms of Prior Option Grants and Pre Modification Option Grants using the Hull-White model and determined there was no incremental share-based compensation expense. For Prior Grants and the stock options granted on or after May 8, 2023 (“Post Modification 2023 Option Grants”) the Company recognizes compensation costs related to PBNQSO granted to employees and non-employees based on the estimated fair value of the awards on the date of grant using the Hull-White model as this model considers the future movement in Ordinary Share price and option holders’ behavior with respect to option exercises.
The Black-Scholes option-pricing model requires us to make assumptions and judgments about the variables used in the calculation, including the risk-free interest rate, the blended volatility based on the Company’s short trading history of its Ordinary Shares and on the trading history from the common stock of a set of comparable publicly listed companies, the expected term and expected dividend. The Hull-White model requires us to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor, drift rate, the blended volatility based on the Company’s short trading history of its Ordinary Shares and on the trading history from the common stock of a set of comparable publicly listed companies, risk-free interest rate, and expected dividends. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized.
Service-based restricted stock units are valued using the market price of our Ordinary Shares on the grant date. The grant date fair value of the restricted stock units is expensed on a straight-line basis over the applicable vesting period.
Under the Founder Advisory Agreement, in exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founders Entity is entitled to receive both, a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount until the years ending December 31, 2027 and 2031, respectively. At the election of the EverArc Founders Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and the remainder in cash. The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the blended volatility based on the Company’s short trading history of its Ordinary Shares and on the trading history from the common stock of a set of comparable publicly listed companies, risk-free interest rate, and expected dividends. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much founder advisory fee expense is recognized.
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

Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on Term SOFR plus or base rate plus an applicable margin. At December 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility.
In addition, on November 9, 2021, in connection with the Business Combination, 10 million 6.50% Redeemable Preferred Shares of PSSA (“Redeemable Preferred Shares"), nominal value of $10.00 per share, valued at $100.0 million were issued. The holders of Redeemable Preferred Shares are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The Redeemable Preferred Shares are mandatorily redeemable on occurrence of certain events as defined in the Business Combination Agreement, but no later than November 8, 2029. If we fail to timely redeem the Redeemable Preferred Shares, the dividend on Redeemable Preferred Shares will permanently increase to the interest rate currently being paid (whether default or not) under the Revolving Credit Facility plus 10.00%.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Perimeter Solutions, SA
Grand Duchy of Luxembourg
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Perimeter Solutions, SA (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022 (Successor), for the period from November 9, 2021 through December 31, 2021 (Successor), and the period from January 1, 2021 through November 8, 2021 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years ended December 31, 2023 and 2022 (Successor) and for the period November 9, 2021 through December 31, 2021 (Successor), and for the period from January 1, 2021 through November 8, 2021 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
Assessment of the Probability of Achieving the Vesting Performance Criteria of Option Awards
As described in Notes 2 and 11 to the consolidated financial statements, the Company recognizes share-based compensation expense for option awards issued based on the fair value of the number of options that are ultimately expected to vest during the period. The performance-based awards are subject to vesting based on the achievement of annual operational performance per diluted share (“AOP”) during the performance period. At each reporting period, the

Company reassesses the probability of achieving the performance conditions required to meet those vesting targets. For the year ended December 31, 2023, the Company’s consolidated share-based compensation expense for these performance awards was $1.6 million. As of December 31, 2023 there was approximately $15.6 million of total unrecognized compensation expense related to the non-vested portion of these performance-based awards.
We identified the assessment of the probability of the performance-based awards expected to vest based on the achievement of AOP as a critical audit matter. The principal consideration for our determination is the significant judgement involved to evaluate certain assumptions used in the estimate of forecasted diluted shares and EBITDA, which are utilized by the Company in the probability assessment. Auditing these elements involved subjective auditor judgment due to the nature and extent of the audit effort required and the level of uncertainty associated with such forecasts.
The primary procedures we performed to address this critical audit matter included:
•Testing the reasonableness of certain assumptions used in forecasted EBITDA by: (i) comparing to historical operating performance, (ii) comparing the consistency with evidence obtained in other areas of the audit, and (iii) evaluating the consistency with external market data and industry data.
•Testing the reasonableness of certain assumptions used in forecasted diluted shares by comparison to external market data.
Goodwill Impairment Assessment
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s goodwill balance was $1.04 billion as of December 31, 2023, which is allocated to the Company’s reporting units. The Company conducts a goodwill impairment test on October 1st each year, or more frequently when changes in circumstances or other conditions suggest impairment may have occurred. During the quarter ended September 30, 2023, the Company concluded that a triggering event occurred, which resulted in an interim quantitative impairment test as of September 30, 2023. An impairment exists when the carrying value of its Fire Safety or Specialty Products reporting units exceeds its fair value. The Company estimates the fair value of its reporting units using a combination of an income and a market approach. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions, the most significant being revenue growth rates, operating margins, the discount rate (weighted average cost of capital), and market multiples of comparable peer companies.
We identified the goodwill impairment assessment for the Fire Safety and Specialty Products reporting units as a critical audit matter. The principal consideration for our determination is the significant judgment used to evaluate certain assumptions used to determine the fair value of the reporting units, such as the selection of the valuation approaches, the weighting of the approaches, the forecasted revenue growth rates and operating margins, the discount rate included in the income approach, and the market multiples of EBITDA included in the market approach. Auditing the estimates and assumptions required increased auditor judgment and effort including the use of valuation specialists.
The primary procedures we performed to address this critical audit matter included:
•Testing the reasonableness of the forecasted revenue growth rates by: (i) comparing to historical operating performance, (ii) comparing the consistency evidence obtained in other areas of the audit, and (iii) evaluating the consistency with external market data and industry data.
•Testing the reasonableness of the forecasted operating margins by comparing to historical operating performance.
•Utilizing personnel with specialized knowledge and experience in valuation to assist in: (i) evaluating the appropriateness of the valuation approaches used to determine the fair value of the reporting units, including the weighting of the income and market approaches, (ii) evaluating the reasonableness of the discount rate and market multiples used by comparing the inputs to external market data.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Houston, Texas
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Perimeter Solutions, SA
Grand Duchy of Luxembourg
Opinion on Internal Control over Financial Reporting
We have audited Perimeter Solutions, SA (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022 (Successor), for the period from November 9, 2021 through December 31, 2021 (Successor), and for the period from January 1, 2021 through November 8, 2021 (Predecessor), and the related notes (collectively referred to as “the financial statements”) and our report dated February 22, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, P.C.
Houston, Texas
February 22, 2024

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$47,276	$126,750
Accounts receivable, net	39,593	26,646
Inventories	145,652	142,961
Prepaid expenses and other current assets	18,493	12,165
Total current assets	251,014	308,522
Property, plant and equipment, net	59,402	58,846
Operating lease right-of-use assets	16,339	18,582
Finance lease right-of-use assets	6,064	—
Goodwill	1,036,279	1,031,460
Customer lists, net	674,786	710,329
Technology and patents, net	180,653	232,818
Tradenames, net	89,568	94,293
Other assets, net	1,317	1,766
Total assets	$2,315,422	$2,456,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,639	$36,794
Accrued expenses and other current liabilities	30,710	32,705
Founders advisory fees payable - related party	2,702	4,655
Total current liabilities	55,051	74,154
Long-term debt, net	666,494	665,280
Operating lease liabilities, net of current portion	14,908	15,484
Finance lease liabilities, net of current portion	5,547	—
Deferred income taxes	253,454	278,270
Founders advisory fees payable - related party	56,917	170,718
Redeemable preferred shares	105,799	101,279
Redeemable preferred shares - related party	2,764	3,209
Other non-current liabilities	2,193	9,322
Total liabilities	1,163,127	1,317,716
Commitments and Contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 165,066,195 and 163,234,542 shares issued; 146,451,005 and 156,797,806 shares outstanding at December 31, 2023 and 2022, respectively	165,067	163,235
Treasury shares, at cost; 18,615,190 and 6,436,736 shares at December 31, 2023 and 2022, respectively	(113,407)	(49,341)
Additional paid-in capital	1,701,163	1,698,781
Accumulated other comprehensive loss	(19,710)	(25,471)
Accumulated deficit	(580,818)	(648,304)
Total shareholders’ equity	1,152,295	1,138,900
Total liabilities and shareholders’ equity	$2,315,422	$2,456,616
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Net sales	$322,108	$360,505	$21,023	$341,315
Cost of goods sold	183,253	217,853	23,710	172,136
Gross profit	138,855	142,652	(2,687)	169,179
Operating expenses:
Selling, general and administrative expense	57,073	74,319	16,982	38,981
Amortization expense	55,065	55,105	8,004	45,424
Founders advisory fees - related party	(108,481)	(117,302)	652,990	—
Intangible impairment	40,738	—	—	—
Other operating expense	10	465	92	4,153
Total operating expenses	44,405	12,587	678,068	88,558
Operating income (loss)	94,450	130,065	(680,755)	80,621
Other expense (income):
Interest expense, net	41,378	42,585	6,352	39,087
(Gain) loss on contingent earn-out	(7,273)	(12,706)	198	2,965
Unrealized foreign currency (gain) loss	(1,655)	3,462	1,006	4,026
Other expense (income), net	417	(503)	(2)	(222)
Total other expense, net	32,867	32,838	7,554	45,856
Income (loss) before income taxes	61,583	97,227	(688,309)	34,765
Income tax benefit (expense)	5,903	(5,469)	6,160	(14,136)
Net income (loss)	67,486	91,758	(682,149)	20,629
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,761	(18,336)	(7,135)	236
Total comprehensive income (loss)	$73,247	$73,422	$(689,284)	$20,865
Earnings (loss) per share:
Basic	$0.44	$0.57	$(4.34)	$0.39
Diluted	$0.41	$0.52	$(4.34)	$0.39
Weighted average number of ordinary shares outstanding:
Basic	154,666,717	160,937,575	157,158,579	53,045,510
Diluted	166,452,022	175,079,941	157,158,579	53,045,510
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Successor	Shares	Amount	Shares	Amount
Balance, November 9, 2021	156,937,410	$156,937	—	$—	$1,376,312	$—	$(56,368)	$1,476,881
Sale of ordinary shares issued to Director Subscribers	200,000	200	—	—	1,800	—	—	2,000
Share-based compensation	—	—	—	—	290,846	—	—	290,846
Ordinary shares issued related to share-based compensation	100,000	100	—	—	1,075	—	—	1,175
Warrants exercised	25	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(682,149)	(682,149)
Other comprehensive loss	—	—	—	—	—	(7,135)	—	(7,135)
Balance, December 31, 2021	157,237,435	157,237	—	—	1,670,033	(7,135)	(738,517)	1,081,618
Share-based compensation	—	—	—	—	14,649	—	—	14,649
Ordinary shares issued related to founders advisory fees - related party	5,952,992	5,954	—	—	(5,954)	—	—	—
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	—	—	—	—	19,568	—	—	19,568
Warrants exercised	44,115	44	—	—	485	—	—	529
Ordinary shares repurchased	—	—	6,436,736	(49,341)	—	—	—	(49,341)
Cumulative effect of accounting change on adoption of ASU 2016-13	—	—	—	—	—	—	(1,545)	(1,545)
Net income	—	—	—	—	—	—	91,758	91,758
Other comprehensive loss	—	—	—	—	—	(18,336)	—	(18,336)
Balance, December 31, 2022	163,234,542	$163,235	6,436,736	$(49,341)	$1,698,781	$(25,471)	$(648,304)	$1,138,900
Share-based compensation	—	—	—	—	1,596	—	—	1,596
Ordinary shares issued related to founders advisory fees - related party	1,831,653	1,832	—	—	(1,832)	—	—	—
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	—	—	—	—	2,618	—	—	2,618
Ordinary shares repurchased	—	—	12,178,454	(64,066)	—	—	—	(64,066)
Net income	—	—	—	—	—	—	67,486	67,486
Other comprehensive income	—	—	—	—	—	5,761	—	5,761
Balance, December 31, 2023	165,066,195	$165,067	18,615,190	$(113,407)	$1,701,163	$(19,710)	$(580,818)	$1,152,295
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
(in thousands, except share data)

	Common Stock		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Predecessor	Shares	Amount	Shares	Amount
Balance, December 31, 2020	53,045,510	53,046	—	—	289,344	(3,174)	(47,794)	291,422
Shareholders’ capital distributions	—	—	—	—	(60,000)	—	—	(60,000)
Share-based compensation	—	—	—	—	156	—	—	156
Net income	—	—	—	—	—	—	20,629	20,629
Other comprehensive income	—	—	—	—	—	236	—	236
Balance, November 8, 2021	53,045,510	$53,046	—	$—	$229,500	$(2,938)	$(27,165)	$252,443

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Cash flows from operating activities:
Net income (loss)	$67,486	$91,758	$(682,149)	$20,629
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Founders advisory fees - related party (change in accounting fair value)	(108,481)	(117,302)	—	—
Depreciation and amortization expense	64,855	65,795	9,379	52,000
Interest and payment-in-kind on preferred shares	6,792	6,537	944	—
Share-based compensation	1,596	14,649	4,821	156
Non-cash lease expense	5,248	5,390	—	—
Share-based compensation - Founders advisory fees - related party (equity settled)	—	—	287,200	—
Deferred income taxes	(25,816)	(17,000)	(2,155)	(11,244)
Intangible impairment	40,738	—	—	—
Amortization of deferred financing costs	1,664	1,602	224	14,592
Amortization of acquisition related inventory step-up	—	24,796	6,125	—
(Gain) loss on contingent earn-out	(7,273)	(12,706)	198	2,965
Unrealized (gain) loss on foreign currency	(1,655)	3,462	1,006	4,026
Loss on disposal of assets	139	9	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,435)	(6,190)	27,977	(28,872)
Inventories	(2,044)	(61,934)	(13,259)	(10,201)
Prepaid expenses and other current assets	1,014	1,922	(5,230)	(9,426)
Other assets	—	—	54	884
Accounts payable	(15,335)	9,696	8,194	10,108
Deferred revenue	—	(383)	332	(149)
Income taxes payable, net	(3,498)	8,920	(8,985)	18,835
Accrued expenses and other current liabilities	(1,758)	(647)	436	146
Founders advisory fees - related party (cash settled)	(4,655)	(53,547)	365,789	—
Operating lease liabilities	(4,182)	(5,072)	—	—
Finance lease liabilities	(282)	—	—	—
Other liabilities	75	73	3,458	3,542
Net cash provided by (used in) operating activities	193	(40,172)	4,359	67,991
Cash flows from investing activities:
Acquisition of SK Invictus, net of cash acquired	—	—	(1,209,155)	—
Purchase of property and equipment	(9,435)	(8,613)	(1,468)	(8,282)
Change in short-term investments	(5,459)	—	—	—
Purchase price adjustment under Business Combination Agreement	—	(1,638)	—	—
Purchase of businesses, net of cash acquired	—	—	—	(7,464)
Net cash used in investing activities	(14,894)	(10,251)	(1,210,623)	(15,746)
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Cash flows from financing activities:
Ordinary shares repurchased	(64,066)	(49,341)	—	—
Proceeds from exercise of warrants	—	529	—	—
Principal payments on finance lease obligations	(387)	—	—	—
Sale of Ordinary Shares issued to Director Subscribers	—	—	2,000	—
Shareholders’ capital distributions	—	—	—	(60,000)
Proceeds from revolving credit facility	—	—	40,000	19,500
Repayments of revolving credit facility	—	—	(40,000)	(19,500)
Repayments of long-term debt	—	—	(696,971)	(4,210)
Payment of debt issue costs	—	—	(2,250)	—
Net cash used in financing activities	(64,453)	(48,812)	(697,221)	(64,210)
Effect of foreign currency on cash and cash equivalents	(320)	431	(738)	435
Net change in cash and cash equivalents	(79,474)	(98,804)	(1,904,223)	(11,530)
Cash and cash equivalents, beginning of period	126,750	225,554	2,129,777	22,478
Cash and cash equivalents, end of period	$47,276	$126,750	$225,554	$10,948
Supplemental disclosures of cash flow information:
Cash paid for interest	$37,005	$35,488	$174	$24,559
Cash paid for income taxes	$25,960	$13,488	$4,517	$7,092
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$2,618	$19,568	$—	$—
Redeemable preferred shares issued as consideration for business combination	$—	$—	$100,000	$—
Management Subscribers rollover contribution	$—	$—	$11,048	$—
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization and General
Perimeter Solutions, SA, (“PSSA”), a public company limited by shares (société anonyme), was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg. PSSA is headquartered in the Grand Duchy of Luxembourg with business operations across the globe.
On November 9, 2021 (the "Closing Date"), PSSA consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and the former parent company of PSSA ("EverArc"), SK Invictus Holdings, S.à r.l., ("SK Holdings"), SK Invictus Intermediate S.à r.l., ("SK Intermediate"), doing business under the name Perimeter Solutions ("Perimeter" or "Perimeter Solutions") and EverArc (BVI) Merger Sub Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and a wholly-owned subsidiary of PSSA ("Merger Sub") pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021. The term the “Company” refers to PSSA and its consolidated subsidiaries, all of which are wholly owned, including SK Intermediate, Perimeter or Perimeter Solutions, after the closing of the Business Combination (the “Closing”).
PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "PRM" and the warrants associated with the Ordinary Shares (the “Warrants”) are listed on the OTC Market Groups Inc. and trade under the symbol "PRMFF."
Business Operations
The Company is a global solutions provider for the fire safety and specialty products industries. Approximately 65% of the Company's annual revenues is derived in the United States, approximately 15% in Europe and approximately 14% in Canada with the remaining approximately 6% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment produces and sells Phosphorus Pentasulfide ("P2S5") used in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additive end market, currently the Company’s largest end market application, P2S5, is primarily used in the production of a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”), which is considered an essential component in the formulation of lubricating oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the COVID-19 pandemic and the conflicts in Ukraine and the Middle East. While the Company has limited exposure in regions with active conflict, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates, and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Basis of Presentation
In connection with the Business Combination, the Merger (as defined below) was accounted for as a common control transaction, where substantially all of the net assets of PSSA were those previously held by EverArc and were recognized by PSSA at EverArc’s carrying value. Upon the acquisition of SK Intermediate, PSSA was determined to be the legal and accounting acquirer (the "Successor") and SK Intermediate was deemed to be the accounting predecessor (the "Predecessor"). The business combination with SK Intermediate was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting, the Company’s consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2021 to November 8, 2021 (the “2021 Predecessor Period”) and the period on and after the consummation of the Business Combination, from the Closing Date to December 31, 2021 (the “2021 Successor Period”).
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, after elimination of intercompany transactions and balances.
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
Short-term Investments
Short-term investments represent investments in certificate of deposits with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at carrying value, which approximates estimated fair value. Interest on short-term investments is recorded and is presented as a component of interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amounts due from customers for products or services provided. The Company evaluates the collectability of its accounts receivable based on management's estimate for expected credit losses for outstanding accounts receivables. The Company determines expected credit losses based upon a number of factors, including historical experience, the likelihood of payment from its customers, and any other known specific factors associated with its customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable and reassess the adequacy of the allowance each reporting period. Account balances are charged-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had an allowance for doubtful accounts of $1.0 million and $0.9 million as of December 31, 2023 and 2022, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value using the weighted-average cost method. The Company evaluates inventories periodically during each reporting period for obsolete, excess, or slow-moving products and will record any adjustment, if necessary, to report these items at an estimated net realizable value. As of December 31, 2023 and 2022, the reserve for inventory obsolescence was insignificant.
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
The Company concluded that the estimated fair value of its Fire Safety and Specialty Products reporting units on October 1, 2023, the date of its annual impairment assessment, was consistent with estimated fair value of its Fire Safety and Specialty Products reporting units as calculated on September 30, 2023, as a result, there was no indication of goodwill impairment on October 1, 2023.
There was no impairment of goodwill during the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period.
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
Impairment of Long-Lived Assets
Long-lived assets include acquired property, plant, and equipment and intangible assets subject to amortization. The Company evaluates the recoverability of long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. The Company determines the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2023, the Company determined there was an impairment in a long-lived technology asset. See Note 5, Goodwill and Other Intangible Assets for additional information related to the impairment of long-lived assets. There were no impairments of long-lived assets during the year ended December 31, 2022, 2021 Successor Period or 2021 Predecessor Period.
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
The contracts entered by the Company have duration of one year or more. Any billings made to the customer during the financial year for which the related product or service is yet to be delivered on the cutoff date, i.e., December 31, is recognized as deferred revenue. There was no deferred revenue as of December 31, 2023 and 2022.
For full-service fire-retardant contracts, the Company identifies the fire-retardant product and the services as separate units of account. Substantially all performance obligations are satisfied by the end of the annual financial reporting period and the allocation of transaction price to each performance obligation does not have an impact on the recognition and measurement of revenues for the annual reporting period. There were no contract assets, contract obligations, or material rights as of December 31, 2023 and 2022.
Deferred Financing Fees
Successor
As of December 31, 2023 and 2022, unamortized debt issue costs of $8.5 million and $9.7 million, respectively, for the Company's senior notes were carried as a contra liability and are amortized over the term of the related debt using the effective interest method. As of December 31, 2023 and 2022, unamortized deferred financing costs of $1.3 million and $1.7 million, respectively, for the Company’s five-year revolving credit facility (the “Revolving Credit Facility”) were carried as a long-term asset and were amortized on a straight-line basis into interest expense over the term of the Revolving Credit Facility. Amortization of deferred financing fees was $1.2 million, $1.2 million and $0.2 million for senior notes and $0.5 million, $0.5 million and $0.1 million for the Revolving Credit Facility during the years ended December 31, 2023 and 2022, and 2021 Successor Period, respectively, and is presented as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).
Predecessor
In connection with the Business Combination, on the Closing Date, the unamortized original issue discount and debt issuance costs of $11.0 million on term loans and unamortized deferred financing costs of $0.8 million on revolving line of credit were written off to interest expense upon extinguishment of the related debt. Amortization of deferred financing fees for the 2021 Predecessor Period for the term loans and revolving line of credit was $14.6 million, and is presented as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).
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
Leases
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use (“ROU”) asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. The Company adopted this standard as of January 1, 2022 at December 31, 2022, which resulted in an increase of $18.7 million in ROU assets and $18.4 million in lease liabilities as of January 1, 2022, for certain commitments primarily related to manufacturing facilities, real estate, vehicles, and field equipment. Prior reporting periods are presented in accordance with historical accounting treatment under ASC Topic 840, Leases (“ASC 840”).
In adopting Topic 842, the Company has elected to adopt the optional “Comparatives Under ASC 840” approach which requires an adoption date of January 1, 2022 and does not require dual period reporting. The Company elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to apply the short-term lease exception for lease arrangements with a lease term of 12 months or less at commencement. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Lease terms used to compute the present value of lease payments do not include any option to extend, renew, or terminate the lease that the Company is not reasonably certain to exercise upon the lease inception. Accordingly, lease ROU assets and liabilities do not include leases with an initial lease term of 12 months or less.
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
The Company determines if an arrangement is an operating lease or a finance lease at inception. For both types of leases ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Operating lease expenses are recognized on a straight-line basis over the lease term. Variable lease payments, which cannot be determined at the lease commencement date, are not included in ROU assets or lease liabilities and are expensed as incurred. Finance lease ROU assets are amortized over the estimated useful life of the underlying asset with expenses presented in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss). Finance lease liabilities are subsequently remeasured by increasing the liability to reflect interest accrued during the period and decreasing the liability to reflect payments made during the period. Interest expense incurred on finance leases is included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).
Cash paid for operating leases and interest paid for finance leases are included in the consolidated statement of cash flows as operating activities and cash paid for finance lease principal is included in the financing activities section of the consolidated statements of cash flows.
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
Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations are recorded in the consolidated statements of operations and comprehensive income (loss). Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period were $1.4 million, $(4.0) million, $(1.0) million and $(4.1) million, respectively.
Share-Based Compensation
Performance stock options - Successor
The performance-based non-qualified stock options ("PBNQSO") granted to employees and non-employees are subject to performance conditions such that the number of awards that ultimately vest depends on the calculation of annual operational performance per diluted share (“AOP”) during the performance period compared to targets established at the award date. Because the terms of the PBNQSO granted through December 31, 2022 (“Prior Option Grants”) provided discretion to the compensation committee to make certain adjustments to the performance calculation, the service inception date of these awards preceded the grant date. Accordingly, the Company recognized compensation expense beginning on the service inception date and remeasured the fair value of the awards until a grant date was established. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values calculated using the Black-Scholes option-pricing model at the grant date. The fair value for PBNQSO for which a grant date has not been established was estimated on the last date of the reporting period using the Black-Scholes option-pricing model.
On February 14, 2023 and to be effective prospectively, the compensation committee approved the elimination of “Unusual or Nonrecurring Transactions or Events” provision in the PBNQSO agreement whereby it could make certain adjustments to operational performance criteria “for unusual or nonrecurring transactions or events affecting the Company or the financial statements of the Company.” This provision had precluded the establishment of a grant date on the date when PBNQSO were awarded in accordance with the technical requirements under ASC Topic 718, “Compensation—Stock Compensation”. Further, on May 8, 2023 (“Options Modification Date”), to better account for seasonal fluctuations of the business, and to better align stock option performance with shareholder return, the compensation committee approved modification of certain terms in PBNQSO agreement for all PBNQSO granted through May 8, 2023. One modification eliminated the “Unusual or Nonrecurring Transactions or Events” provision. As of May 8, 2023, it was determined that a mutual understanding of the key terms and conditions of the PBNQSO has been ascertained and the grant date was therefore established for the Prior Option Grants.
For stock options granted from February 14, 2023 through May 7, 2023 (“Pre Modification 2023 Option Grants”), the Company recognized compensation costs related to PBNQSO granted to employees and non-employees based on the estimated fair value of the awards on the date of grant using the Black-Scholes option-pricing model. On the Options Modification Date, the Company performed a final fair value remeasurement under the original terms of Prior Option Grants and Pre Modification Option Grants using the Hull-White model and determined there was no incremental share-based compensation expense. For Prior Option Grants and the stock options granted on or after May 8, 2023 (“Post Modification 2023 Option Grants”) the Company recognizes compensation costs related to PBNQSO granted to employees and non-employees based on the estimated fair value of the awards on the date of grant using the Hull-White model as this model considers the future movement in Ordinary Share price and option holders’ behavior with respect to option exercises.

The assumptions used in the Black-Scholes option-pricing model are as follows:
•Exercise price. The Company's ordinary share’s fair market value on the date of grant.

•Fair Market Value of Ordinary Shares. Subsequent to the Business Combination, the period end fair market value is the quoted market price of the Company's Ordinary Shares. For Pre Modification 2023 Option Grants, the fair market value is the quoted market price of the Company's Ordinary Shares on the date of grant.
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
The Hull-White model requires the Company to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor, drift rate, the blended volatility based on the Company’s short trading history of its Ordinary Shares and on the trading history from the common stock of a set of comparable publicly listed companies, risk-free interest rate, and expected dividends. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized.
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
Founder Advisory Fees - Successor
An advisory agreement was entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"). Upon consummation of the Business Combination, the Company assumed the Founder Advisory Agreement. The EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, will be entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and remainder in cash. The Advisory Amounts to be paid in Ordinary Shares is recorded within shareholders’ equity at grant date fair value and the Advisory Amounts to be paid in cash is recorded as a liability in the accompanying consolidated balance sheets. For the Advisory Amounts classified as liabilities, the Company will remeasure the fair value at each reporting date. The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model.
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
At December 31, 2023, the Company had $47.3 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions and the deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.
For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. Two of the Company’s customers represent 13% and 12%, respectively, of the total accounts receivable balance as of December 31, 2023 and three customers represent 18%, 16%, and 10%, respectively, of the total accounts receivable balance as of December 31, 2022.
The Company’s has one customer in the Fire Safety segment that accounted for 22% of total net sales during the year ended December 31, 2023. The Company’s two largest customers, one in the Fire Safety Segment and one in the Specialty Products segment, accounted for 27% and 12%, respectively, of total net sales during the year ended December 31, 2022. No other customer accounted for 10% or greater of total net sales during the years ended December 31, 2023 and 2022.
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
Recently Issued and Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the potential effects of this standard.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expenses categories and amounts for each reportable segment on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the potential effects of the standard.
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have an impact on its consolidated financial statements and disclosures.
In July 2023, the FASB issued ASU No. 2023-03 to amend various SEC paragraphs in the ASC to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120 (“SAB 120”), SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force Meeting (“EITF”) Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. SAB 120 provides guidance on the measurement and disclosure of share-based awards shortly before announcing material nonpublic information. These updates were immediately effective and did not have any impact on the Company’s consolidated financial statements.
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

3. BUSINESS ACQUISITIONS
Successor
Business Combination – Perimeter Solutions
Pursuant to the Business Combination Agreement, each of the following transactions occurred, in the following order:
•On November 8, 2021:
•the Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of PSSA (the “Merger”). 40,832,600 EverArc Ordinary Shares (the “EverArc Ordinary Shares”) outstanding immediately prior to the Merger were exchanged for an equal number of Ordinary Shares
•pursuant to separate subscription agreements entered into among EverArc, SK Holdings, PSSA and other investors, including investors affiliated with SK Holdings purchased an aggregate of 115,000,000 EverArc Ordinary Shares at $10.00 per share (collectively, the “PIPE Subscribers”) that were converted into Ordinary Shares pursuant to the Merger; and
•34,020,000 outstanding EverArc Warrants (the “EverArc Warrants”) were converted into the right to purchase Ordinary Shares with each whole EverArc Warrant entitling the holder thereof to purchase Warrants valued at one-fourth of one Ordinary Share at an exercise price of $12.00 per whole Ordinary Share; and

•On November 9, 2021:
•SK Holdings (i) along with officers and certain key employees of SK Intermediate contributed a portion of their ordinary shares in SK Intermediate to PSSA in exchange for 10 million Redeemable Preferred Shares of PSSA (“Redeemable Preferred Shares"), nominal value of $10.00 per share, valued at $100.0 million and (ii) sold its remaining ordinary shares in SK Intermediate for approximately $1,900.0 million in cash subject to certain customary adjustments for working capital, transaction expenses, cash and indebtedness;
•Ordinary Shares, nominal value, $1.00 per share, listed and began trading on the NYSE under the symbol "PRM"; and
•members of management of SK Intermediate (collectively, the “Management Subscribers”) were granted an aggregate of 1,104,810 Ordinary Shares at $10.00 per share as consideration and two of the Company’s directors (the “Director Subscribers”) purchased an aggregate of 200,000 Ordinary Shares at $10.00 per share.
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
The Merger between PSSA and EverArc was accounted for as a common control transaction, whereby all of the net assets of PSSA were those previously held by EverArc at historical cost, with no goodwill or other intangible assets recorded. The acquisition of SK Intermediate was accounted for under the acquisition method. The acquisition method of accounting is based on Topic 805, and uses the fair value concepts defined in FASB ASC 820, Fair Value Measurements. Topic 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed.

The total purchase price consideration and its final allocation for SK Intermediate was as follows (in thousands):

At November 9, 2021
Purchase Consideration:
Cash consideration	$1,220,103
Management Subscribers rollover contribution	11,048
Redeemable Preferred Shares	100,000
Fair value of total consideration transferred	$1,331,151

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Property, plant and equipment	$62,689
Inventory	100,246
Tradenames	101,000
Customer lists	761,000
Existing technology and patents	250,000
Working capital	27,379
Other assets (liabilities), net	(832)
LaderaTech contingent earn-out	(19,781)
Long-term debt	(696,971)
Deferred tax liabilities	(299,474)
Total fair value of net assets acquired	285,256
Goodwill (1)	1,045,895
Total	$1,331,151
(1)Of the total goodwill amount herein, $871.4 million has been allocated to Fire Safety segment and $174.5 million has been allocated to Specialty Products segment.
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
For segment reporting purposes, the results of operations and assets from the above acquisitions have been included in the Company’s Fire Safety segment since the respective acquisition dates. For the 2021 Successor Period and 2021 Predecessor Period, sales, earnings related to the operations consisting of the assets and liabilities and direct costs related to Magnum, PC Australasia and Budenheim were not material. Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to the Company’s results of operations or financial position.

4. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	December 31, 2023	December 31, 2022
Inventory:
Raw materials and manufacturing supplies	$77,657	$65,968
Work in process	224	248
Finished goods	67,771	76,745
Total inventory	$145,652	$142,961

Prepaid Expenses and Other Current Assets:
Advance to vendors	$3,197	$2,047
Prepaid insurance	5,567	5,870
Prepaid value-added taxes	897	2,872
Short-term investments	5,519	—
Income tax receivable	1,714	214
Other	1,599	1,162
Total prepaid expenses and other current assets	$18,493	$12,165

Property, Plant and Equipment:
Buildings	$3,986	$3,948
Leasehold improvements	2,743	2,333
Furniture and fixtures	516	344
Machinery and equipment	63,202	58,314
Vehicles	4,114	4,106
Construction in progress	4,695	1,953
Total property, plant and equipment, gross	79,256	70,998
Less: Accumulated depreciation	(19,854)	(12,152)
Total property, plant and equipment, net	$59,402	$58,846

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$3,483	$3,278
Accrued salaries	2,336	2,332
Accrued employee benefits	1,185	846
Accrued interest	8,342	8,235
Accrued purchases	2,072	1,790
Accrued taxes	7,100	11,000
Operating lease liabilities	2,146	3,541
Finance lease liabilities	600	—
Other	3,446	1,683
Total accrued expenses and other current liabilities	$30,710	$32,705

Other Non-Current Liabilities:
LaderaTech contingent earn-out	$—	$7,273
Other	2,193	2,049
Total other non-current liabilities	$2,193	$9,322
Depreciation expense related to property, plant and equipment for the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period was $9.8 million, $10.7 million, $1.4 million, and $6.6 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss).
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2021	$867,807	$173,518	$1,041,325
Purchase price adjustment under Business Combination Agreement	2,356	—	2,356
Foreign currency translation	(9,844)	(2,377)	(12,221)
Balance, December 31, 2022	$860,319	$171,141	$1,031,460
Foreign currency translation	3,570	1,249	4,819
Balance, December 31, 2023	$863,889	$172,390	$1,036,279
Intangible assets and related accumulated amortization as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023
	Estimated Useful Life (in years)	Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$—	$(5,294)	$(80,920)	$674,786
Technology and patents	20	250,000	(40,738)	(2,096)	(26,513)	180,653
Tradenames	20	101,000	—	(691)	(10,741)	89,568
Balance, December 31, 2023		$1,112,000	$(40,738)	$(8,081)	$(118,174)	$945,007
During the year ended December 31, 2023, due to a downward revision in the revenue forecast related to a contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during the purchase of LaderaTech, Inc. (“LaderaTech”), the Company determined that the $40.7 million in carrying value of the technology underlying the contingent earn-out eligible fire retardant product is no longer recoverable. As a result, during the year ended December 31, 2023 the Company recorded an impairment of $40.7 million in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

	December 31, 2022
	Estimated Useful Life (in years)	Gross Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$(7,451)	$(43,220)	$710,329
Technology and patents	20	250,000	(3,029)	(14,153)	232,818
Tradenames	20	101,000	(970)	(5,737)	94,293
Balance, December 31, 2022		$1,112,000	$(11,450)	$(63,110)	$1,037,440
Amortization expense for definite-lived intangible assets for the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period was $55.1 million, $55.1 million, $8.0 million and $45.4 million, respectively.

Estimated annual amortization expense of intangible assets for the five years subsequent to December 31, 2023 and thereafter is as follows (in thousands):

Years Ending December 31:	Amount
2024	$53,350
2025	53,350
2026	53,350
2027	53,350
2028	53,350
Thereafter	678,257
Total	$945,007

6. LEASES
The following table presents assets and liabilities for leases as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Assets
Operating lease right-of-use assets	$16,339	$18,582
Finance lease right-of-use assets	6,064	—
Total lease assets	$22,403	$18,582

Liabilities
Operating lease liabilities:
Current (included in accrued expenses and other current liabilities)	$2,146	$3,541
Non-current	14,908	15,484
Total operating lease liabilities	17,054	19,025

Finance lease liabilities:
Current (included in accrued expenses and other current liabilities)	600	—
Non-current	5,547	—
Total finance lease liabilities	6,147	—

Total lease liabilities	$23,201	$19,025

Lease cost for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Operating lease cost (1)	$4,396	$5,390
Finance lease cost:
Amortization of right-of-use assets	562	—
Interest on lease liabilities	290	—
Total lease cost	$5,248	$5,390

Reported in:
Cost of goods sold	$4,777	$4,897
Selling, general and administrative expense	471	493
Total lease cost	$5,248	$5,390
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of December 31, 2023 the weighted-average remaining lease term of operating and finance leases were approximately 8.3 years and 7.6 years, respectively, and the weighted-average discount rates applied were 6.7% and 7.8%, respectively.
Rent expense for operating leases for the 2021 Successor Period and 2021 Predecessor Period was $0.5 million and $2.9 million, respectively, of which $0.5 million and $2.5 million, respectively, was presented in cost of goods sold and $0.0 million and $0.4 million, respectively, was presented in selling, general, and administrative in the consolidated statements of operations and comprehensive income (loss).
Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,182	$5,072
Operating cash flows for finance leases	282	—
Financing cash flows for finance leases	387	—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,492	$4,380
Finance leases	6,381	—
Net change in operating right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$(1,514)	$—
As of December 31, 2023, the estimated future minimum payment obligations for non-cancelable operating leases and finance leases are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2024	$3,202	$1,063
2025	3,132	979
2026	2,773	831
2027	2,592	794
2028	1,920	1,536
Thereafter	9,042	3,663
Total lease payments	22,661	8,866
Less: imputed interest	(5,607)	(2,719)
Present value of lease liabilities	$17,054	$6,147

7. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(8,506)	(9,720)
Long-term debt, net	$666,494	$665,280
Maturities of long-term debt as of December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Amount
2024	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	675,000
Total	$675,000
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
The ICE Benchmark Administration, the administrator for London Interbank Offered Rate (“LIBOR”) ceased publishing one-week and two-month U.S. dollar LIBOR after June 30, 2023 (the “Rate Switch Event”). Pursuant to the Rate Switch Event, borrowing under the Company’s Revolving Credit Facility is subject to the Secured Overnight Financing Rate for the applicable corresponding tenor (“Term SOFR”) as published by CME Group Benchmark Administration (“Term SOFR Administrator”). The Company did not have any outstanding borrowings under the Revolving Credit Facility, accordingly, the switch in the benchmark rates from LIBOR to Term SOFR did not have any impact on the accompanying consolidated financial statements.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at SK Intermediate II’s option, either (x) Term SOFR as published by the Term SOFR Administrator, adjusted for certain additional costs or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of Term SOFR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.
In addition, on a quarterly basis, SK Intermediate II will be required to pay each lender under the Revolving Credit Facility a commitment fee of 0.50% in respect of the unused portion of the commitments under the Revolving Credit Facility, which fee will be subject to two step downs of 0.125% based upon the achievement of certain leverage ratios. SK Intermediate II will be required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for Term SOFR borrowings on the dollar equivalent of the face amount of each undrawn letter of credit, plus such letter of credit issuer’s customary administration and issuance fees and charges and a fronting fee in an amount equal to 0.125% per annum of the face amount of each letter of credit.

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
As of December 31, 2023 and 2022, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
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
The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of SK Intermediate II’s existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting SK Intermediate II’s ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the SK Intermediate II’s’ assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business. As of December 31, 2023 and 2022, the Company was in compliance with all covenants, including the financial covenants.
Deferred financing costs incurred in connection with securing the Senior Notes were $11.0 million, which were capitalized and will be amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net on the consolidated balance sheets as of December 31, 2023 and 2022.
Redeemable Preferred Shares
In connection with the Business Combination, SK Holdings along with officers and certain key employees of SK Intermediate contributed a portion of their investment in ordinary shares of SK Intermediate to the Company in exchange for 10 million Redeemable Preferred Shares, nominal value $10 per share, valued at $100.0 million. The Redeemable Preferred Shares are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will generally be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual general meeting. At December 31, 2023 and 2022, $8.6 million and $4.5 million, respectively, of preferred dividends were in arrears.
The Company, under its articles of association (the "Articles"), is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. The redemption price per share would be equal to the nominal value of the Redeemable Preferred Shares plus any accrued and unpaid preferential dividend, if any. If the Company fails to redeem the Redeemable Preferred Shares at the times noted above, the preferred dividend rate will permanently increase to the interest rate currently being paid (whether in default or not) under the Senior Credit Agreement plus 10.00%.
Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability on the accompanying consolidated balance sheets, and $6.8 million, $6.5 million and $0.9 million of dividends on these Redeemable Preferred Shares for the years ended December 31, 2023, 2022 and 2021 Successor Period, respectively, are classified as interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).
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
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Company's Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At December 31, 2023 and 2022, the redemption price was $108.6 million and $104.5 million, respectively.
Predecessor
In connection with the consummation of the Business Combination, on the Closing Date, $696.5 million of outstanding debt was repaid and the related unamortized debt issue costs of $11.0 million was charged to interest expense in the 2021 Predecessor Period in the accompanying consolidated statement of operations and comprehensive income (loss).

8. INCOME TAXES
Income Tax Expense
The Company’s income tax benefit (expense) consisted of the following components (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Current:
Luxembourg	$—	$—	$(1)	$(11)
U.S. Federal	(7,178)	(13,561)	1,295	(15,123)
U.S. state and local	(1,485)	(5,453)	519	(6,201)
Other foreign jurisdictions	(11,250)	(3,455)	2,192	(4,045)
Total current	(19,913)	(22,469)	4,005	(25,380)
Deferred:
U.S. Federal	20,584	11,029	2,060	7,062
U.S. state and local	4,886	5,397	390	1,922
Other foreign jurisdictions	346	574	(295)	2,260
Total deferred	25,816	17,000	2,155	11,244
Total income tax benefit (expense)	$5,903	$(5,469)	$6,160	$(14,136)

The Company’s income (loss) before income taxes consists of the following components (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Luxembourg	$85,705	$81,308	$(657,511)	$(15,309)
U.S.	(61,995)	9,063	(25,102)	49,186
Other foreign jurisdictions	37,873	6,856	(5,696)	888
Total income (loss) before taxes	$61,583	$97,227	$(688,309)	$34,765
The Company’s income tax expense differs from the amount computed by applying the Luxembourg statutory rate of 24.94% for the reasons set forth in the following table:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Luxembourg statutory tax rate	24.94%	24.94%	24.94%	24.94%
Increase/(reduction) in income tax rate:
U.S. state and local income taxes, net	(6.35)	(0.14)	0.14	7.61
Effect of rates different from statutory	4.50	0.36	(0.10)	(5.84)
Nondeductible officer compensation	0.04	1.59	—	—
Tax on unremitted earnings	3.55	3.73	—	—
Section 250 deduction	(0.59)	(0.71)	(0.05)	(2.20)
Transaction costs	—	—	(0.11)	0.02
Nontaxable gain/loss on earn-out liability	(2.48)	(2.71)	—	—
Founders advisory fees	(48.09)	(30.09)	(23.67)	—
Tax rate changes	(0.15)	(0.94)	—	1.38
Changes in prior year estimates	3.38	(1.95)	—	—
Change in valuation allowance	11.58	10.90	(0.07)	12.47
Other, net	0.08	0.64	(0.19)	2.28
Effective tax rate	(9.59)%	5.62%	0.89%	40.66%

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Net operating loss carryforwards	$22,185	$16,394
Inventory	487	610
Interest	7,263	2,502
Accrued liabilities	3,490	2,925
Goodwill and other intangibles	—	5
Lease liability	4,368	5,051
Other	4,538	3,450
Valuation allowance	(23,315)	(16,142)
Total deferred tax assets	19,016	14,795
Deferred Tax Liabilities:
Property, plant and equipment	(10,560)	(9,857)
Goodwill and other intangibles	(245,359)	(268,418)
Unremitted earnings	(11,824)	(9,622)
Right-of-use asset	(4,211)	(4,934)
Other	(516)	(234)
Total deferred tax liabilities	(272,470)	(293,065)
Net deferred tax liability	$(253,454)	$(278,270)
At December 31, 2023, the Company had net operating loss carryforwards in Luxembourg of $83.0 million, which will expire, if unused, starting in 2034 and $0.3 million, which can be carried forward indefinitely. The Company has other foreign net operating loss carryforwards of $5.5 million, of which, the majority can be carried forward indefinitely.
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
The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more-likely-than-not to be realized. The change in valuation allowance for deferred tax assets for the year ending December 31, 2023 was a net increase of $7.2 million.
As of December 31, 2023, the Company has provided deferred taxes of $11.8 million associated with withholding taxes on accumulated undistributed earnings generated by foreign subsidiaries. Earnings of countries within the European Union would be subject to zero withholding tax on future distributions of unremitted earnings. The Company continues to assert permanent reinvestment of the remaining undistributed earnings for which deferred taxes have not been provided for as of December 31, 2023. The computation of the potential deferred tax liability associated with these undistributed earnings is not practicable. If there are policy changes, the Company would record the applicable taxes in the period of change.

Uncertain Tax Benefits
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2023 and 2022 the Company had $23.2 million and $36.3 million, respectively, of uncertain tax positions that, if recognized, would not affect the effective tax rate. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statement of operations and comprehensive income (loss).
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2023	2022
Balance at beginning of year	$36,257	$—
Increase in prior years’ tax positions	20,572	36,257
Decrease in prior years’ tax positions	(33,584)	—
Balance at end of year	$23,245	$36,257
The Company files income tax returns in Luxembourg, U.S. federal and state jurisdictions, and other foreign jurisdictions. As of December 31, 2023, tax years 2020 through 2022 are subject to examination by the tax authorities in the U.S.
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
Commitments
The Company has an agreement to purchase various types of capital equipment up to $5.0 million through October 2027. As of December 31, 2023, the Company paid $3.2 million to the supplier and the remaining $1.8 million will be paid through October 2027.
10. EQUITY
Successor
Ordinary Shares
The Company’s authorized share capital is $4,100.0 million, consisting of 4,000.0 million Ordinary Shares, with a nominal value of $1.00 per share and 10.0 million Redeemable Preferred Shares with a nominal value of $10.00 per share. Each ordinary share entitles the holder thereof to one vote.
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
As of December 31, 2023, there were 165,066,195 and 146,451,005 Ordinary Shares issued and outstanding, respectively.
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
On July 21, 2022, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 40,659,257 Ordinary Shares, at any time during the next five years. On November 3, 2022, the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by Company’s shareholders on July 21, 2022. On February 21, 2024, the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by Company’s shareholders’ on July 21, 2022.
During the years ended December 31, 2023 and 2022, the Company repurchased 12,178,454 and 6,436,736 Ordinary Shares, respectively, under its Share Repurchase Plan. The repurchased Ordinary Shares are recorded at cost and are being held in treasury.
During the period from January 1, 2024 to February 16, 2024, the Company repurchased 2,475,780 of its Ordinary Shares at an average price per share of approximately $4.52.
In accordance with the Luxembourg company law, from the annual net profits of the Company, at least 5% shall each year be allocated to a reserve (the “Legal Reserve”). That allocation to the Legal Reserve will cease to be required as soon and as long as the Legal Reserve amounts to 10% of the amount of the share capital of the Company. The general meeting of shareholders, upon the recommendation of the Company's Board, shall resolve how the remainder of the annual net profits, after allocation to the Legal Reserve, will be disposed of by allocating the whole or part of the remainder to a reserve, by carrying it forward to the following financial year or by distributing it, together with carried forward profits, to the shareholders. As of December 31, 2023, the Company has not made any allocation to the Legal Reserve.
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
The Warrants are classified within equity as they are indexed to the Company’s own equity and meet the criteria for equity classification, including the fact that there are no provisions that would require cash settlement of the Warrants. During the year ended December 31, 2022, the Company received $0.5 million for 176,460 Warrant exercises and issued

44,115 Ordinary Shares. During the 2021 Successor Period, 100 Warrants were exercised and 25 Ordinary Shares issued. As of December 31, 2023 and 2022, there were 33,843,440 Warrants issued and outstanding.
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
The Company has granted PBNQSO to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The exercise prices of these PBNQSO ranged from $2.94 to $14.00 per Ordinary Share and consist of two types of vesting criteria. Of the aggregate number of PBNQSO granted, 245,004 PBNQSO were eligible to vest based on the achievement of certain performance goals for fiscal year 2021 (the “Bridge Option”), and the remaining 10,999,167 PBNQSO outstanding are eligible to vest based on the achievement of AOP during the 5 year vesting period from the grant date. For PBNQSO grants through December 31, 2023, the 5 year vesting period ranges from fiscal year 2022 through fiscal year 2027. The PBNQSO expire ten years from the grant date.
The Bridge Options vest and became exercisable upon (i) the Company achieving an Adjusted EBITDA target of $136.0 million for fiscal year 2021; and (ii) the recipient remaining in continuous service through the first anniversary of the grant date. As of December 31, 2023, all the Bridge Options are vested and available to exercise.
On February 14, 2023 and to be effective prospectively, the compensation committee approved the elimination of “Unusual or Nonrecurring Transactions or Events” provision in the PBNQSO agreement whereby it could make certain adjustments to operational performance criteria “for unusual or nonrecurring transactions or events affecting the Company or the financial statements of the Company.” This provision had precluded the establishment of a grant date on the date when PBNQSO were awarded in accordance with the technical requirements under Topic 718.
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
In March 2023, based on the Company’s performance for 2022, its compensation committee verified and determined the AOP for the 2022 tranche of the 5-Year Option to be $8.39. As a result, it was determined that a mutual understanding of the key terms and conditions for the 2022 tranche had been ascertained and the grant date was therefore established. The cumulative compensation expense for the 2022 tranche was adjusted based on the fair value calculated using the Black-Scholes option-pricing model at the grant date. As the AOP for the 2022 tranche was below the minimum vesting AOP target of $11.35 employees separated from the Company through the date of determination of the 2022 AOP relinquished 240,000 options retained by them relating the 2022 tranche and such options were cancelled by the Company.
On the Options Modification Date, the Company modified certain terms in the PBNQSO agreements as noted below:
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
The above modifications affected all of the outstanding Prior Option Grants and Pre Modification 2023 Option Grants and there was no incremental share-based compensation expense as a result of modifications.
The Company had 2,175,000 Pre Modification 2023 Option Grants and 405,000 Post Modification 2023 Option Grants that vest based on the achievement of certain performance goals for fiscal years 2023-2027 to employees and non-employees. For the Pre Modification 2023 Option Grants, the Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. For the Post Modification 2023 Option Grants, the Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Hull-White model. The Company recognized compensation costs related to the PBNQSO granted in 2023 based on the estimated fair value of the awards on the date of grant. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of performance-based stock options is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining applicable service period.
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
The table below summarizes the PBNQSO activity:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	10,339,171	$9.75
Granted	2,580,000	$7.76
Exercised	—	$—
Forfeited	(1,675,000)	$9.71
Outstanding at December 31, 2023	11,244,171	$9.75	8.24	$154
Options vested and exercisable	245,004	$10.00	6.14	$—

The weighted-average assumptions used to fair value the PBNQSO for Post Modification 2023 Option Grants, Prior Option Grants on the modification date and Pre Modification 2023 Option Grants were as follows:

	Post Modification 2023 Option Grants	Prior Option Grants	Pre Modification 2023 Option Grants
Dividend yield	—%	—%	—%
Risk-free interest rate	4.01% to 4.40%	3.48%	3.93% to 4.18%
Expected volatility	45.00% to 48.00%	44.00%	45.00%
Expected life (years)	10.00	8.50 to 9.25	6.50
Suboptimal exercise multiple	2.50	2.50	—
Drift rate	4.01% to 4.40%	3.51% to 3.52%	—%
Weighted average exercise price of options granted	$4.82	$9.78	$8.31
Weighted average fair value of options granted	$2.48	$3.15	$4.24
Non-cash share-based compensation expense recognized by the Company during the years ended December 31, 2023 and 2022 and 2021 Successor Period was $1.6 million, $14.6 million and $3.6 million, respectively. The total tax benefit recognized during the years ended December 31, 2023 and 2022 and 2021 Successor Period related to non-cash share-based compensation expense was $0.8 million, $1.5 million and $0.3 million, respectively. Compensation expense is recognized based upon probability assessments of achieving the AOP targets determined using estimated EBITDA, net debt and diluted shares for PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of December 31, 2023, there was approximately $15.6 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 2.1 years.
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
The fair value of the Fixed Annual Advisory Amount as of November 9, 2021 was calculated to be $197.4 million based on the closing share price of Ordinary Shares on November 9, 2021 of $12.00. The fair value of the Variable Annual Advisory Amount is determined using a Monte Carlo simulation because of the market condition (i.e., achievement of a specified share price) associated with this award and was determined to be $376.4 million. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date. The key inputs into the Monte Carlo simulation model for the Variable Annual Advisory Amounts were as follows at December 31, 2023, 2022 and 2021 and at the initial measurement date:

	December 31, 2023	December 31, 2022	December 31, 2021	November 9, 2021
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	3.84%	3.87%	1.52%	1.47%
Expected volatility	48.10%	43.10%	37.50%	35.00%
Expected life (years)	8.00	9.00	10.00	10.15
10-day volume weighted average share price	$4.51	$8.86	$13.63	$12.00
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
Savings and Investment Plans
The Company sponsors a savings and investment plan under which a portion of employee contributions are matched. For the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period the Company made matching contributions of $1.3 million, $1.3 million, $0.3 million and $0.9 million, respectively.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Redeemable Preferred Shares equals the redemption price, which approximates fair value. At December 31, 2023 and 2022, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $587.9 million and $556.9 million, respectively.
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

Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy for the periods ended December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements Using:
December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$23,972	$—	$35,647	$59,619

December 31, 2022
Liabilities:
Founders advisory fees payable - related party	$56,883	$—	$118,490	$175,373
LaderaTech contingent earn-out included in other liabilities, non-current	—	—	7,273	7,273
Total liabilities	$56,883	$—	$125,763	$182,646
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
The fair value of the contingent earn-out related to LaderaTech is measure on a recurring basis using Level 3 fair value inputs. The earn-out is based on 20% of gross profits upon achieving a revenue threshold exceeding $5.0 million through December 31, 2026 and is valued using a Monte Carlo simulation model. Significant changes in the projected revenue, projected gross margin, or discount rate would have a material impact on the fair value of the contingent consideration. During the year ended December 31, 2023, due to a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product, the Company determined that (i) $40.7 million in carrying value of the technology underlying the contingent earn-out eligible fire retardant product is no longer recoverable, and (ii) $7.7 million in contingent earn-out is no longer payable. Accordingly, the Company recorded an impairment of $40.7 million and a gain of $7.7 million in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Changes in Level 3 Liabilities
A roll forward of Level 3 liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Predecessor
Balance, December 31, 2020	$—	$19,816
Settlements	—	(3,000)
Loss on contingent earn-out, change in fair value	—	2,965
Balance, November 8, 2021	$—	$19,781

Successor
Balance, November 9, 2021	$188,204	$19,781
Founders advisory fees - related party, change in fair value	63,309	—
Loss on contingent earn-out, change in fair value	—	198
Balance, December 31, 2021	251,513	19,979
Settlements	(40,776)	—
Reclassification from liability to equity	(10,495)	—
Founders advisory fees - related party, change in fair value	(81,752)	—
Gain on contingent earn-out, change in fair value	—	(12,706)
Balance, December 31, 2022	$118,490	$7,273
Founders advisory fees - related party, change in fair value	(82,843)	—
Gain on contingent earn-out, change in fair value	—	(7,273)
Balance, December 31, 2023	$35,647	$—
Intangible Assets Acquired (Successor)
The estimated fair value assigned to identifiable intangible assets acquired are determined primarily by using an income approach using a discounted cash flow methodology, which is based on assumptions and estimates made by the management. The estimated fair value of the customer relationship intangible assets was estimated using the multi-period excess earnings method. Management applied significant judgement related to this fair value method, which included the selection of an expected consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin assumption for the forecast period, contributory asset charges, customer attrition rate and market-participant discount rate assumptions. The estimated fair value of the technology and trademarks intangible assets were estimated using the relief-from-royalty method. Management applied significant judgement related to this fair value method, which included the selection of a royalty rate over the expected economic life of the technology or trademark and market-participant discount rate assumptions. These significant assumptions are based on company specific information and projections, which are not observable in the market (except for the discount rate assumption) and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The following table presents the estimated fair value assigned to identifiable intangible assets on the Closing Date (in thousands):

	Estimated Fair Value	Estimated Useful Life (in years) (1)
Identifiable Intangible Assets:
Customer lists	$761,000	20
Technology and patents	250,000	20
Tradenames	101,000	20
Total estimated fair value of intangible assets acquired	$1,112,000
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
The Company calculates the fair value of the Fixed Annual Advisory Amount using the average price of Ordinary Shares and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Advisory Amounts may be settled by paying up to 50% in cash, recorded as a liability, with the remaining percentage settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period. For the years ended December 31, 2023 and 2022, the Company recognized a reduction in the compensation expense related to the founders advisory fees payable - related party due to a decrease in fair value for liability-classified Advisory Amounts of $108.5 million and $117.3 million, respectively, primarily due to the decrease in Ordinary Share price.

As of December 31, 2023 and 2022, the fair value of the Fixed Annual Advisory Amount was calculated to be $42.5 million and $104.5 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $4.51 and $8.86, respectively. As of December 31, 2023 and 2022, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $71.3 million and $237.0 million, respectively.
For 2023, the average price was $4.51 per Ordinary Share. The EverArc Founder Entity is entitled to receive the Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $10.6 million, based on average price of $4.51 per Ordinary Share (the “2023 Fixed Amount”). The EverArc Founder Entity did not qualify to receive Variable Annual Advisory Amount for 2023 as the average price of $4.51 per Ordinary Share for 2023 was lower than the average price of $13.63 per Ordinary Share established for 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 74.6% of the 2023 Fixed Amount in Ordinary Shares (1,758,464 Ordinary Shares) and approximately 25.4% of the 2023 Fixed Amount in cash $2.7 million). On February 15, 2024, the Company issued 1,758,464 Ordinary Shares and paid $2.7 million in cash in satisfaction of 2023 Fixed Amount.
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
Notwithstanding that the Fixed and Variable Advisory Amounts will be paid out over four years and eight years, respectively, the Company has accrued the full amount of the payments because, the Company believes that, as a result of the consummation of the Business Combination, it has incurred an obligation equal to the present value of the entire amount of both the Fixed and Variable Annual Advisory Amounts.
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
The Company paid $0.4 million, $0.4 million and $0.1 million to lease real property from the sellers of First Response Fire Rescue, LLC, River City Fabrication, LLC, and H&S Transport, LLC (collectively, “Ironman”) during the years ended

December 31, 2023 and 2022, and 2021 Successor Period, respectively. Shannon Horn, who serves as the Company’s Business Director, North America Retardant and Services, was one of the sellers of Ironman.

Predecessor
In the 2021 Predecessor Period $0.9 million was purchased pursuant to a purchase and sales agreement with the former owners of the original Invictus business (the "Sellers") for specific raw materials in the ordinary course of business. Additionally, in the 2021 Predecessor Period the Company sold raw materials at cost of $11.7 million to the Sellers. Sales of raw materials are recorded net as “the agent” since the Company does not have the following: a) primary responsibility for fulfilling the promise to provide the specified good, b) inventory risk before the specified good is transferred to the customer, or c) discretion in establishing the prices for the specified good. This related party transaction is not at arm’s length.
SK Capital Partners IV-A, L.P. and SK Capital Partners IV-A, L.P. (collectively, the “Sponsor”) provided board oversight, operational and strategic support, and assistance with business development in return for a quarterly management fee. Total management consulting fees and expenses were $1.1 million for the 2021 Predecessor Period and are presented in other operating expenses in the consolidated statements of operations and comprehensive income (loss).
The Company entered into multiple lease arrangements for real property with the sellers of Ironman in 2019 that the Company continues to occupy post-acquisition. The Company paid $0.3 million in rent and related expenses during the 2021 Predecessor Period.
14. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Revenues from products	$290,720	$330,672	$20,242	$310,679
Revenues from services	30,158	26,630	692	27,220
Other revenues	1,230	3,203	89	3,416
Total net sales	$322,108	$360,505	$21,023	$341,315
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

Basic and diluted weighted average shares outstanding and earnings per share were as follows (in thousands, except share and per share data):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Net income (loss)	$67,486	$91,758	$(682,149)	$20,629

Weighted-average shares outstanding:
Weighted average shares used in computing earnings per share, basic	154,666,717	160,937,575	157,158,579	53,045,510
Founders advisory fees	11,785,305	14,142,366	—	—
Weighted average shares used in computing earnings per share, diluted	166,452,022	175,079,941	157,158,579	53,045,510

Basic earnings per share	$0.44	$0.57	$(4.34)	$0.39

Diluted earnings per share	$0.41	$0.52	$(4.34)	$0.39
As of December 31, 2023, 11.2 million PBNQSO and 15.8 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent Warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. As of December 31, 2022, 10.3 million PBNQSO and 22.4 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent Warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. As of December 31, 2021, 8.8 million PBNQSO were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent Warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.
16. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products.
The Fire Safety segment provides fire retardants and firefighting foams, as well as specialized equipment and services typically offered in conjunction with the Company’s retardant and foam products.
The Specialty Products segment produces and sells P2S5 used in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additives end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of lubricating oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
Interest income, interest expense, other income (expense) and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance reviewed by the chief operating decision-maker (“CODM”). The corporate category is not considered to be a segment. The CODM is the Company's CEO.
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

Information related to net sales, Adjusted EBITDA, depreciation and amortization capital expenditures and assets and of the Company’s operations are summarized below (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

Net sales:
Fire safety	$225,554	$226,583	$7,913	$253,267
Specialty products	96,554	133,922	13,110	88,048
Total	$322,108	$360,505	$21,023	$341,315

Adjusted EBITDA:
Fire safety	$76,214	$77,365	$(3,696)	$121,589
Specialty products	20,573	48,026	1,838	21,703
Total segment Adjusted EBITDA	96,787	125,391	(1,858)	143,292
Less:
Depreciation and amortization	64,855	65,795	9,379	52,000
Interest and financing expense	41,378	42,585	6,352	39,087
Founders advisory fees - related party	(108,481)	(117,302)	652,990	—
Intangible impairment	40,738	—	—	—
Non-recurring expenses	4,046	6,885	5,580	4,845
Share-based compensation expense	1,596	14,649	4,821	156
Non-cash purchase accounting impact	—	24,796	6,125	—
(Gain) loss on contingent earn-out	(7,273)	(12,706)	198	2,965
Management fees	—	—	—	1,073
Contingent future payments	—	—	—	4,375
Unrealized foreign currency (gain) loss	(1,655)	3,462	1,006	4,026
Income (loss) before income taxes	$61,583	$97,227	$(688,309)	$34,765

Depreciation and amortization:
Fire safety	$51,178	$51,299	$7,418	$36,994
Specialty products	13,677	14,496	1,961	15,006
Total	$64,855	$65,795	$9,379	$52,000

			December 31, 2023	December 31, 2022
Assets:
Fire safety			$1,837,146	$1,958,633
Specialty products			478,276	497,983
Total			$2,315,422	$2,456,616
Net sales by geographical area is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 Through December 31, 2021	January 1, 2021 Through November 8, 2021

United States	65%	74%	52%	75%
Canada	14	5	1	7
Other international sales (1)	21	21	47	18
Total net sales	100%	100%	100%	100%
(1)    In the 2021 Successor Period, Spain represented 11% of sales due to the shortened reporting period. Except for Canada, the Company had no other operations in any individual international country that represented more than 10% of sales in the years ended December 31, 2023 and 2022, 2021 Successor Period and 2021 Predecessor Period.

Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
United States	$38,709	$37,390
Canada	2,303	2,594
Germany	14,376	14,802
Other foreign jurisdictions	4,014	4,060
Total property, plant and equipment, net	$59,402	$58,846

17. PARENT COMPANY INFORMATION
PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,731	$59,157
Intercompany receivable	19,667	17,549
Prepaid expenses and other current assets	2,801	3,699
Total current assets	26,199	80,405
Other assets:
Investment in subsidiaries	1,382,092	1,410,004
Other assets, net	266	124
Total assets	$1,408,557	$1,490,533
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$753	$3,545
Intercompany payable	82,711	64,555
Founders advisory fees payable - related party	2,702	4,655
Accrued expenses and other current liabilities	4,616	3,672
Total current liabilities	90,782	76,427
Founders advisory fees payable - related party	56,917	170,718
Redeemable preferred shares	105,799	101,279
Redeemable preferred shares - related party	2,764	3,209
Total liabilities	256,262	351,633
Shareholders’ equity:
Total shareholders’ equity	1,152,295	1,138,900
Total liabilities and shareholders’ equity	$1,408,557	$1,490,533
See accompanying notes to condensed financial statements.

PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 through December 31, 2021
Operating expenses:
Selling, general and administrative expense	$13,886	$18,471	$2,254
Founders advisory fees - related party	(108,481)	(117,302)	652,990
Total operating (income) expense	(94,595)	(98,831)	655,244
Operating income (loss)	94,595	98,831	(655,244)
Other expenses	6,201	5,267	934
Income (loss) before undistributed earnings of subsidiaries	88,394	93,564	(656,178)
Undistributed earnings of subsidiaries	(20,908)	(1,806)	(24,279)
Net income (loss)	67,486	91,758	(680,457)
Total comprehensive income (loss)	$67,486	$91,758	$(680,457)
See accompanying notes to condensed financial statements.

PERIMETER SOLUTIONS, SA
PARENT COMPANY INFORMATION
CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022	November 9, 2021 through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$67,486	$91,758	$(680,457)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Founders advisory fees - related party (change in accounting fair value)	(108,481)	(117,302)	—
Equity in earnings of subsidiaries	20,908	1,806	24,279
Interest and payment-in-kind on preferred shares	4,754	5,229	944
Share-based compensation	361	285	1,182
Share-based compensation - Founders advisory fees - related party (equity settled)	—	—	287,200
Changes in operating assets and liabilities, net of acquisitions:
Intercompany receivable	16,038	766	(14,325)
Prepaid expenses and current other assets	898	4,496	(8,195)
Accounts payable	(2,792)	3,090	455
Accrued expenses and other current liabilities	265	1,729	889
Founders advisory fees - related party (cash settled)	(4,655)	(53,547)	365,789
Net cash used in operating activities	(5,218)	(61,690)	(22,239)
Cash flows from investing activities:
Purchase of property and equipment	(142)	(124)	—
Investment in subsidiaries	14,000	(71,638)	(1,209,155)
Intercompany note receivable	—	20,000	(20,000)
Net cash provided by (used in) investing activities	13,858	(51,762)	(1,229,155)
Cash flows from financing activities:
Ordinary shares repurchased	(64,066)	(44,333)	—
Proceeds from exercise of warrants	—	529	—
Sale of Ordinary Shares issued to Director Subscribers	—	—	2,000
Net cash (used in) provided by financing activities	(64,066)	(43,804)	2,000
Net change in cash and cash equivalents	(55,426)	(157,256)	(1,249,394)
Cash and cash equivalents, beginning of period	59,157	216,413	1,465,807
Cash and cash equivalents, end of period	$3,731	$59,157	$216,413
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$2,618	$19,568	$—
Redeemable preferred shares issued as consideration for business combination	$—	$—	$100,000
Management Subscribers rollover contribution	$—	$—	$11,048
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
Perimeter Solutions, SA, (the “Parent Company”), has no material assets or standalone operations other than its ownership in its consolidated subsidiaries, the redeemable preferred shares described in Notes 7 and 10, the cash from the proceeds of sale of Ordinary Shares described in Note 3, the cash paid on repurchase of Ordinary Shares described in Note 10 and the Founder Advisory Fees described in Notes 11 and 13. Under the terms of the Revolving Credit Facility entered into by the SK Intermediate II, a wholly owned subsidiary of SK Intermediate, which itself is a wholly owned subsidiary of Perimeter Solutions, SA, SK Intermediate II is restricted from making dividends, distributions, or other payments to Perimeter Solutions, SA. As of December 31, 2023, substantially all of the consolidated net assets of SK Intermediate II are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report. Based on such evaluation, PSSA’s principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Under the supervision of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
BDO USA, P.C. the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has provided an attestation report on PSSA’s internal control over financial reporting which is included in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report.
Remediation of Previously Reported Material Weaknesses
In connection with the evaluation of the Company’s internal control over financial reporting as described above, management disclosed the following material weakness in our control environment as of December 31, 2022:
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
In response to the material weaknesses, and as previously disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2022, we implemented a remediation plan which included, but was not limited to, enhancing the precision of certain review controls as well as maintaining continuous oversight and driving accountability related to the execution of internal controls over financial reporting. The enhancements made to our control environment were in place as of December 31, 2023, and based on the evaluation of relevant internal controls, management has concluded that the material weaknesses previously identified have been remediated as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2023 with respect to its 2024 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2023 with respect to its 2024 annual meeting of shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2023 with respect to its 2024 annual meeting of shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2023 with respect to its 2024 annual meeting of shareholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2023 with respect to its 2024 annual meeting of shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as a part of this report:
(1)Financial Statements: The consolidated financial statements and related notes, together with the report of BDO USA, P.C., Independent Registered Public Accounting Firm, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.
(2)Financial Statement Schedules: Financial statement schedules have been omitted because they either are not required, not applicable, or the information required to be presented is included in the Company’s consolidated financial statements and related notes.
(3)Exhibits:
See Index to Exhibits on page 115.
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of June 15, 2021, among EverArc Holdings Limited, SK Invictus Intermediate S.à r.l., Perimeter Solutions, SA, EverArc (BVI) Merger Sub Limited and SK Invictus Holdings, S.à r.l.	S-4	2.1	September 1, 2021
3.1	Articles of Association of Perimeter Solutions, SA.	S-1/A	3.2	November 10, 2021
4.1	Description of Securities.	10-K	4.1	March 1, 2023
4.2	Perimeter Solutions, SA Warrant Instrument.	S-1/A	4.4	November 10, 2021
4.3	Indenture, dated as of October 22, 2021 between EverArc Escrow S.à r.l. and U.S. Bank National Association.	S-4/A	4.5	October 25, 2021
10.1†	Advisory Services Agreement, dated as of December 12, 2019 by and between EverArc Holdings Limited and EverArc Founders LLC.	S-4/A	10.3	October 8, 2021
10.2†	Assignment and Assumption Agreement, dated as of November 9, 2021 by and between Perimeter Solutions, SA, EverArc Holdings Limited and EverArc Founders LLC.	S-1/A	10.16	November 10, 2021
10.3†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.6	October 8, 2021
10.4†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Shannon Horn.	S-4/A	10.7	October 8, 2021
10.5	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.12	October 8, 2021
10.6	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Shannon Horn.	S-4/A	10.8	October 8, 2021
10.7†	Perimeter Solutions, SA 2021 Equity Incentive Plan.	S-1/A	10.13	November 10, 2021
10.8	Credit Agreement, dated as of November 9, 2021, by and among SK Invictus Intermediate S.à r.l., as guarantor; SK Invictus Intermediate II S.à r.l., as borrower; the other guarantors party thereto; the lenders, L/C issuers and swing line lender parties thereto; Morgan Stanley Senior Funding, Inc., as administrative agent; and Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as joint lead arrangers and bookrunning managers.	S-1/A	10.15	November 10, 2021
10.9†	Employment Agreement, dated as of May 6, 2022 by and between Perimeter Solutions, SA and Charles Kropp.	10-Q	10.2	May 10, 2022
10.10†	Employment Agreement, dated as of May 6, 2022 by and between Perimeter Solutions, SA and Jeffrey Emery.	10-K	10.15	March 1, 2023
10.11†	Employment Agreement, dated as of March 8, 2023 by and between Perimeter Solutions, SA and Haitham Khouri.	10-Q	10.1	May 10, 2023
10.12†	Amendment to the Employment Agreement, dated as of March 8, 2023 by and between Perimeter Solutions, SA and Edward Goldberg.	10-Q	10.2	May 10, 2023
10.13†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Noriko Yokozuka.	10-Q	10.3	May 10, 2023
10.14†	Form of 2021 Option Award Agreement (As Amended).	8-K	10.1	May 12, 2023
10.15†	Form of 2022 Option Award Agreement (As Amended).	8-K	10.2	May 12, 2023
10.16†	Form of 2023 Option Award Agreement.	8-K	10.3	May 12, 2023
10.17†*	Separation and Release Agreement, dated as of November 16, 2023 by and between Perimeter Solutions, SA and Charles Kropp.
10.18†*	Employment Agreement, dated as of November 16, 2023 by and between Perimeter Solutions, SA and Kyle Sable.
21.1*	Subsidiaries of Perimeter Solutions, SA
23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Perimeter Solutions, SA Executive Officer Clawback Policy.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perimeter Solutions, SA

Date: February 22, 2024	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Haitham Khouri	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Haitham Khouri

/s/ Kyle Sable	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2024
Kyle Sable

/s/ W. Nicholas Howley	Co-Chairman of the Board	February 22, 2024
W. Nicholas Howley

/s/ William N. Thorndike, Jr.	Co-Chairman of the Board	February 22, 2024
William N. Thorndike, Jr.

/s/ Edward Goldberg	Vice-Chairman and Director	February 22, 2024
Edward Goldberg

/s/ Vivek Raj	Director	February 22, 2024
Vivek Raj

/s/ Tracy Britt Cool	Director	February 22, 2024
Tracy Britt Cool

/s/ Bernt Iversen II	Director	February 22, 2024
Bernt Iversen II

/s/ Sean Hennessy	Director	February 22, 2024
Sean Hennessy

/s/ Robert S. Henderson	Director	February 22, 2024
Robert S. Henderson