Form 10-Q
period 2024-03-31
Perimeter Solutions, SA
filed 2024-05-09
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 145,240,112 ordinary shares, nominal value $1.00 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended March 31, 2024 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•future financial performance, financial projections or estimates used, including any growth or expansion plans and opportunities;
•our ability to expand our fire safety business;
•our beliefs regarding certain trends and growth drivers in our fire safety business, including weather and climate trends;
•our ongoing commitment to manufacturing high-quality products in an environmentally conscious way as well as our ongoing commitment to promoting diversity;
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
•our expectations regarding the impact of significant infrequent events such as the ongoing regional conflicts between Russia and Ukraine or Israel and Hamas, on our business as well as our ability to mitigate inflationary pressures;
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
•our beliefs regarding assumptions and estimates used in goodwill, including our beliefs regarding the methods and approaches a market participant would use;
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
•future products liabilities claims where indemnity and insurance coverage could be inadequate or unavailable to cover these claims due to the fact that some of the products that we produce may cause adverse health consequences;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in the annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”); (2) Part II, “Item 1A. Risk Factors” in this Quarterly Report; (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (4) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$34,382	$47,276
Accounts receivable, net	38,393	39,593
Inventories	144,674	145,652
Prepaid expenses and other current assets	19,426	18,493
Total current assets	236,875	251,014
Property, plant and equipment, net	58,194	59,402
Operating lease right-of-use assets	15,870	16,339
Finance lease right-of-use assets	6,748	6,064
Goodwill	1,031,388	1,036,279
Customer lists, net	663,573	674,786
Technology and patents, net	176,811	180,653
Tradenames, net	88,084	89,568
Other assets, net	1,204	1,317
Total assets	$2,278,747	$2,315,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,345	$21,639
Accrued expenses and other current liabilities	40,208	30,710
Founders advisory fees payable - related party	8,028	2,702
Total current liabilities	62,581	55,051
Long-term debt, net	666,808	666,494
Operating lease liabilities, net of current portion	14,520	14,908
Finance lease liabilities, net of current portion	6,200	5,547
Deferred income taxes	247,981	253,454
Founders advisory fees payable - related party	117,222	56,917
Redeemable preferred shares	106,831	105,799
Redeemable preferred shares - related party	2,791	2,764
Other liabilities	2,155	2,193
Total liabilities	1,227,089	1,163,127
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 166,824,659 and 165,066,195 shares issued; 145,240,112 and 146,451,005 shares outstanding at March 31, 2024 and December 31, 2023, respectively	166,825	165,067
Treasury shares, at cost; 21,584,547 and 18,615,190 shares at March 31, 2024 and December 31, 2023, respectively	(127,685)	(113,407)
Additional paid-in capital	1,701,147	1,701,163
Accumulated other comprehensive loss	(25,253)	(19,710)
Accumulated deficit	(663,376)	(580,818)
Total shareholders’ equity	1,051,658	1,152,295
Total liabilities and shareholders’ equity	$2,278,747	$2,315,422
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$59,044	$43,858
Cost of goods sold	38,342	33,461
Gross profit	20,702	10,397
Operating expenses:
Selling, general and administrative expense	13,462	8,016
Amortization expense	13,771	13,763
Founders advisory fees - related party	68,333	(24,236)
Other operating expense	—	2
Total operating expenses	95,566	(2,455)
Operating (loss) income	(74,864)	12,852
Other expense (income):
Interest expense, net	10,648	10,146
Loss on contingent earn-out	—	246
Foreign currency loss (gain)	1,293	(721)
Other expense, net	27	72
Total other expense, net	11,968	9,743
(Loss) income before income taxes	(86,832)	3,109
Income tax benefit	4,274	6,322
Net (loss) income	(82,558)	9,431
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,543)	1,593
Total comprehensive (loss) income	$(88,101)	$11,024
(Loss) earnings per share:
Basic	$(0.57)	$0.06
Diluted	$(0.57)	$0.06
Weighted average number of ordinary shares outstanding:
Basic	145,326,933	157,700,326
Diluted	145,326,933	169,485,631
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	163,234,542	$163,235	6,436,736	$(49,341)	$1,698,781	$(25,471)	$(648,304)	$1,138,900
Share-based compensation	—	—		—	(3,074)	—	—	(3,074)
Ordinary shares issued related to founders advisory fees - related party	1,831,653	1,832		—	(1,832)	—	—	—
Ordinary shares repurchased	—	—	115,570	(864)	—	—	—	(864)
Net income	—	—		—	—	—	9,431	9,431
Other comprehensive income	—	—		—	—	1,593	—	1,593
Balance, March 31, 2023	165,066,195	$165,067	6,552,306	$(50,205)	$1,693,875	$(23,878)	$(638,873)	$1,145,986

Balance, December 31, 2023	165,066,195	$165,067	18,615,190	$(113,407)	$1,701,163	$(19,710)	$(580,818)	$1,152,295
Share-based compensation	—	—	—	—	1,742	—	—	1,742
Ordinary shares issued related to founders advisory fees - related party	1,758,464	1,758	—	—	(1,758)	—	—	—
Ordinary shares repurchased	—	—	2,969,357	(14,278)	—	—	—	(14,278)
Net loss	—	—	—	—	—	—	(82,558)	(82,558)
Other comprehensive loss	—	—	—	—	—	(5,543)	—	(5,543)
Balance, March 31, 2024	166,824,659	$166,825	21,584,547	$(127,685)	$1,701,147	$(25,253)	$(663,376)	$1,051,658
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(82,558)	$9,431
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Founders advisory fees - related party (change in fair value)	68,333	(24,236)
Depreciation and amortization expense	16,412	16,087
Interest and payment-in-kind on preferred shares	1,764	1,698
Share-based compensation	1,742	(3,074)
Non-cash lease expense	1,392	1,153
Deferred income taxes	(4,835)	(6,322)
Amortization of deferred financing costs	427	410
Loss on contingent earn-out	—	246
Foreign currency loss (gain)	1,293	(721)
(Gain) loss on disposal of assets	(10)	5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	874	1,670
Inventories	231	(13,119)
Prepaid expenses and current other assets	(1,819)	360
Accounts payable	(7,208)	(10,878)
Income taxes payable, net	(174)	(7,381)
Accrued expenses and other current liabilities	10,947	8,785
Founders advisory fees - related party (cash settled)	(2,702)	(4,655)
Operating lease liabilities	(838)	(1,169)
Financing lease liabilities	(130)	—
Other, net	(355)	94
Net cash provided by (used in) operating activities	2,786	(31,616)
Cash flows from investing activities:
Purchase of property and equipment	(1,553)	(2,456)
Proceeds from short-term investments	1,081	—
Net cash used in investing activities	(472)	(2,456)
Cash flows from financing activities:
Ordinary shares repurchased	(14,278)	(864)
Principal payments on finance lease obligations	(172)	—
Net cash used in financing activities	(14,450)	(864)
Effect of foreign currency on cash and cash equivalents	(758)	(25)
Net change in cash and cash equivalents	(12,894)	(34,961)
Cash and cash equivalents, beginning of period	47,276	126,750
Cash and cash equivalents, end of period	$34,382	$91,789
Supplemental disclosures of cash flow information:
Cash paid for interest	$151	$142
Cash paid for income taxes	$818	$10,155
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
Business Operations
The Company is a global solutions provider for the fire safety and specialty products industries. Approximately 65% of the Company's 2023 annual revenues were derived in the United States, approximately 15% in Europe, approximately 14% in Canada with the remaining approximately 6% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the conflicts in Ukraine and the Middle East. While the Company has limited exposure in regions with active conflicts, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates, and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2023 Annual Report.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, after elimination of intercompany transactions and balances.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the fair value of financial assets and liabilities, valuation of goodwill, stock options, founder advisory fees and realizability of deferred tax assets. Actual results could differ from those estimates.
As of March 31, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to its consolidated financial statements included in the Company’s 2023 Annual Report.
Reclassification
During the three months ended March 31, 2024, the Company changed the presentation to present freight expense as a component of cost of goods sold rather than selling, general and administrative expense to better align freight expense with freight income. The change has been applied retrospectively to the condensed consolidated financial statements for the prior period presented in this Quarterly Report. The impact to the accompanying condensed consolidated statements of operations and comprehensive income (loss) is presented in the following table (in thousands). There was no impact on previously reported balances in the accompanying condensed consolidated balance sheet or statement of cash flows.

	Three Months Ended March 31, 2023
	As Previously Reported	As Adjusted	Effect of Change
Cost of goods sold	$31,012	$33,461	$2,449
Gross profit	12,846	10,397	(2,449)
Selling, general and administrative expense	10,465	8,016	(2,449)
Total operating expenses	(6)	(2,455)	(2,449)
Operating income	12,852	12,852	—
Net income	9,431	9,431	—

Recently Issued and Adopted Accounting Standards
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-02 “Codification Improvements,” which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and the Company does not expect that the application of this standard will have a material impact on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not plan to early adopt and is currently assessing the potential effects of this standard.
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
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have a material impact on its consolidated financial statements and disclosures.

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	March 31, 2024	December 31, 2023
Inventories:
Raw materials and manufacturing supplies	$74,398	$77,657
Work in process	216	224
Finished goods	70,060	67,771
Total inventories	$144,674	$145,652

Prepaid Expenses and Other Current Assets:
Advance to vendors	$3,088	$3,197
Prepaid insurance	3,960	5,567
Prepaid value-added taxes	1,028	897
Short-term investments	4,317	5,519
Income tax receivable	2,056	1,714
Other	4,977	1,599
Total prepaid expenses and other current assets	$19,426	$18,493

Property, Plant and Equipment:
Buildings	$3,956	$3,986
Leasehold improvements	2,720	2,743
Furniture and fixtures	513	516
Machinery and equipment	65,692	63,202
Vehicles	4,073	4,114
Construction in progress	3,131	4,695
Total property, plant and equipment, gross	80,085	79,256
Less: Accumulated depreciation	(21,891)	(19,854)
Total property, plant and equipment, net	$58,194	$59,402

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$1,048	$3,483
Accrued salaries	2,102	2,336
Accrued employee benefits	1,360	1,185
Accrued interest	17,485	8,342
Accrued purchases	3,926	2,072
Accrued income taxes	7,419	7,100
Operating lease liabilities	2,146	2,146
Finance lease liabilities	761	600
Other	3,961	3,446
Total accrued expenses and other current liabilities	$40,208	$30,710
Depreciation expense related to property, plant and equipment for the three months ended March 31, 2024 and 2023 was $2.6 million and $2.3 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The Company had an allowance for doubtful accounts, included in accounts receivable, net of $1.0 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2023	$863,889	$172,390	$1,036,279
Foreign currency translation	(3,928)	(963)	(4,891)
Balance, March 31, 2024	$859,961	$171,427	$1,031,388
Intangible assets and related accumulated amortization as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024
	Estimated Useful Life (in years)	Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$—	$(7,079)	$(90,348)	$663,573
Technology and patents	20	250,000	(40,738)	(2,846)	(29,605)	176,811
Tradenames	20	101,000	—	(924)	(11,992)	88,084
Balance, March 31, 2024		$1,112,000	$(40,738)	$(10,849)	$(131,945)	$928,468

	December 31, 2023
	Estimated Useful Life (in years)	Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$—	$(5,294)	$(80,920)	$674,786
Technology and patents	20	250,000	(40,738)	(2,096)	(26,513)	180,653
Tradenames	20	101,000	—	(691)	(10,741)	89,568
Balance, December 31, 2023		$1,112,000	$(40,738)	$(8,081)	$(118,174)	$945,007
During the year ended December 31, 2023, due to a downward revision in the revenue forecast related to a contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during the purchase of LaderaTech, Inc. (“LaderaTech”), the Company determined that the $40.7 million in carrying value of the technology underlying the contingent earn-out eligible fire retardant product is no longer recoverable. As a result, during the year ended December 31, 2023 the Company recorded an impairment of $40.7 million.
Amortization expense for definite-lived intangible assets for the three months ended March 31, 2024 and 2023 was $13.8 million and $13.8 million, respectively.
Estimated annual amortization expense of intangible assets for the next five years ended December 31 and thereafter is as follows (in thousands):

Amount
2024 remaining	$40,013
2025	53,350
2026	53,350
2027	53,350
2028	53,350
Thereafter	675,055
Total	$928,468

5. LEASES
Lease cost for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost (1)	$913	$1,153
Finance lease cost:
Amortization of right-of-use assets	341	—
Interest on lease liabilities	138	—
Total lease cost	$1,392	$1,153

Reported in:
Cost of goods sold	$1,233	$1,092
Selling, general and administrative expense	159	61
Total lease cost	$1,392	$1,153
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of March 31, 2024, the weighted-average remaining lease terms of the Company’s operating leases and finance leases were approximately 8.2 years and 7.0 years, respectively, and the weighted-average discount rates applied were 6.7% and 7.6%, respectively.
Supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$838	$1,169
Operating cash flows for finance leases	130	—
Financing cash flows for finance leases	172	—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$97	$10
Financing leases	686	—
As of March 31, 2024, the estimated future minimum payment obligations for non-cancelable operating and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$2,371	$949
2025	3,142	1,177
2026	2,811	1,049
2027	2,667	889
2028	1,995	1,632
Thereafter	9,065	4,063
Total lease payments	22,051	9,759
Less: imputed interest	(5,385)	(2,798)
Present value of lease liabilities	$16,666	$6,961

6. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(8,192)	(8,506)
Long-term debt, net	$666,808	$666,494
Revolving Credit Facility
SK Invictus Intermediate II S.à r.l.’s, a private limited liability company governed by the laws of the Grand Duchy of Luxembourg (“SK Intermediate II”), five-year Revolving Credit Facility (the “Revolving Credit Facility”) provides for a senior secured Revolving Credit Facility in an aggregate principal amount of up to $100.0 million.
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
Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at SK Intermediate II’s option, either (x) Secured Overnight Financing Rate for the applicable corresponding tenor (“Term SOFR”) as published by CME Group Benchmark Administration, adjusted for certain additional costs or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of Term SOFR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.
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
Deferred financing costs incurred in connection with securing the Revolving Credit Facility were $2.3 million, which are carried as a long-term asset in the accompanying condensed consolidated balance sheets and is amortized on a straight-line over the term of the Revolving Credit Facility and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of March 31, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
Senior Notes
SK Intermediate II has $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (“Senior Notes”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.

The Senior Notes are general, secured, senior obligations of SK Intermediate II; rank equally in right of payment with all existing and future senior indebtedness of SK Intermediate II (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of SK Intermediate II that is not secured by the collateral. The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of SK Intermediate II’s existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting SK Intermediate II’s ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the SK Intermediate II’s assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business. As of March 31, 2024 the Company was in compliance with all covenants.
Deferred financing costs incurred in connection with securing the Senior Notes were $11.0 million, which were capitalized and amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets.
Redeemable Preferred Shares
The Company issued 10 million redeemable preferred shares of PSSA (“Redeemable Preferred Shares”), nominal value $10 per share, valued at $100.0 million. The Redeemable Preferred Shares are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will generally be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual general meeting. Holders of the Redeemable Preferred Shares have no voting rights (only protective rights).
The Company, under its articles of association (the "Articles") is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability in the accompanying condensed consolidated balance sheets, and $1.8 million and $1.7 million of dividends on these Redeemable Preferred Shares for the three months ended March 31, 2024 and 2023, respectively, were recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Preferred dividends in arrears were $9.6 million and $8.6 million at March 31, 2024 and December 31, 2023, respectively.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At March 31, 2024 and December 31, 2023, the redemption price was $109.6 million and $108.6 million, respectively.
7. INCOME TAXES
The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate was 4.92% for the three months ended March 31, 2024, and (203.35)%, for the three months ended March 31, 2023. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to result in tax benefits in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the

Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of March 31, 2024 and 2023 primarily relates to net operating loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of March 31, 2024, it is not expected that the Company’s unrecognized tax benefits will decrease within twelve months.
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
Commitments
The Company has an agreement to purchase various types of capital equipment up to $5.0 million through October 2027. As of March 31, 2024, the Company has paid $3.2 million to the supplier and the remaining $1.8 million will be paid through October 2027.
9. EQUITY
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
During the three months ended March 31, 2024, the Company repurchased 2,969,357 Ordinary Shares under its Share Repurchase Plan. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
As of March 31, 2024, there were 145,240,112 Ordinary Shares, 33,843,440 warrants and 10,000,000 Redeemable Preferred Shares outstanding.
10. SHARE-BASED COMPENSATION
2021 Equity Plan
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
During the three months ended March 31, 2024 (“Q1-2024”), the Company granted 3,855,000 performance-based non-qualified stock options ("PBNQSO") that vest based on the achievement of certain performance goals to its employees and independent directors. The Company recognizes compensation costs for PBNQSO granted in Q1-2024 based on the estimated fair value of the awards on the date of grant. The Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Hull-White model. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period.

The fair value of PBNQSO is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
In March 2024, based on the Company’s performance for 2023, its compensation committee verified and determined the Annual Operational Performance per Diluted Share (“AOP”) for 2023 to be $5.31. As the AOP for 2023 was below the minimum vesting AOP target of $12.10 employees separated from the Company through the date of determination of the 2023 AOP relinquished 240,000 options retained by them and such options were cancelled by the Company.
As of March 31, 2024 there were 14,509,171 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $2.94 to $14.00 per Ordinary Share and expire ten years from the grant date.
The table below summarizes the PBNQSO activity for the three months ended March 31, 2024:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,244,171	$9.30
Granted	3,855,000	$5.23
Exercised	—	$—
Forfeited	(350,000)	$9.37
Cancelled	(240,000)	$8.63
Outstanding at March 31, 2024	14,509,171	$8.23	8.50	$9,403
Options vested and exercisable	245,004	$10.00	5.89	$—
The assumptions used to fair value the Q1-2024 PBNQSO using the Hull-White model were as follows:

Q1- 2024 Option Grants
Dividend yield	—%
Expected volatility	44.00%
Expected term (years)	10.00
Suboptimal exercise multiple	2.50
Drift rate	4.23%
Weighted average exercise price of options granted	$5.23
Weighted average fair value of options granted	$2.89
Non-cash share-based compensation expense recognized by the Company for the three months ended March 31, 2024 and 2023 was $1.7 million and $(3.1) million, respectively. The remeasurement of the PBNQSO to the period end fair value resulted in the Company recognizing negative compensation expense during the three months ended March 31, 2023, the reduction in fair value was primarily due to a decrease in the Ordinary Share price as of the period end and also due to reversal of share-based compensation expense upon forfeitures.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of March 31, 2024, there was approximately $23.6 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 2.3 years.
Founder Advisory Amounts
On November 9, 2021, the Company assumed the advisory agreement entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"), pursuant to which the EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, is entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and the remainder in cash.
The Fixed Annual Advisory Amount will be equal to 2,357,061 Ordinary Shares (1.5% of 157,137,410 Ordinary Shares outstanding on November 9, 2021) for each year through December 31, 2027 and is valued using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. Because up to 50% of the Advisory Amounts could be settled through a cash payment, 50% are classified as a liability and the remaining 50% are classified within equity. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date, accordingly, the compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.
As of March 31, 2024 and December 31, 2023, the fair value of the Fixed Annual Advisory Amount was calculated to be $64.2 million and $42.5 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $6.81 and $4.51, respectively. As of March 31, 2024 and December 31, 2023, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $186.3 million and $71.3 million, respectively.
For the three months ended March 31, 2024, the Company recognized an increase in the compensation expense related to the founders advisory fees-related party due to an increase in fair value for liability-classified Advisory Amounts of $68.3 million. For the three months ended March 31, 2023, the Company recognized a decrease in the compensation expense related to the founders advisory fees-related party due to a decrease in fair value for liability-classified Advisory Amounts of $24.2 million.
11. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Redeemable Preferred Shares equals the redemption price, which approximates fair value. At March 31, 2024 and December 31, 2023, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $604.0 million and $587.9 million, respectively.
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

Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements Using:
March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$32,114	$—	$93,136	$125,250

December 31, 2023
Liabilities:
Founders advisory fees payable - related party	$23,972	$—	$35,647	$59,619
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
Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

For the three months ended March 31, 2024:	Founders Advisory Fees Payable - Related Party

Fair value, beginning of period	$35,647
Founders advisory fees - related party, change in fair value	57,489
Fair value, end of period	$93,136

For the three months ended March 31, 2023:	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Fair value, beginning of period	$118,490	$7,273
Founders advisory fees - related party, change in fair value	(17,552)	—
Loss on contingent earn-out	—	246
Fair value, end of period	$100,938	$7,519
During the year ended December 31, 2023, due to a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product, the Company determined that $7.7 million in contingent earn-out payable to LaderaTech is no longer probable. Accordingly, the Company recorded a gain of $7.7 million during the year ended December 31, 2023. For this reason, the Company no longer recognizes a contingent earn-out payable as of March 31, 2024.
12. RELATED PARTIES
On November 9, 2021, the Company, EverArc and the EverArc Founder Entity entered into an Assignment and Assumption Agreement (the “Founder Assignment Agreement”) pursuant to which the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the Founder Advisory Agreement.
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
For 2023, the EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $10.6 million, based on an average price of $4.51 per Ordinary Share (the “2023 Fixed Amount”). The EverArc Founder Entity did not qualify to receive the Variable Annual Advisory Amount for 2023 as the average price of $4.51 per Ordinary Share for 2023 was lower than the average price of $13.63 per Ordinary Share established in 2021 (the “2023 Variable Amount” and together with the 2023 Fixed Amount, the “2023 Advisory Amount”). The EverArc Founder Entity elected to receive approximately 74.6% of the 2023 Advisory Amount in Ordinary Shares (1,758,464 Ordinary Shares) and approximately 25.4% of the 2023 Fixed Amount in cash ($2.7 million). On February 15, 2024, the Company issued 1,758,464 Ordinary Shares and paid $2.7 million in cash in satisfaction of the 2023 Advisory Amount.
As of March 31, 2024, the Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $6.81 and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. These approaches resulted in fair values of $64.2 million for the Fixed Annual Advisory Amount and $186.3 million for the Variable Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period.
For the three months ended March 31, 2024, the Company recognized an increase in share-based compensation expense related to an increase in fair value for liability-classified Advisory Amounts of $68.3 million primarily due to the increase in share price of its Ordinary Shares.
13. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service and portable retardant contracts. Revenues for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues from products	$57,881	$43,140
Revenues from services	1,083	709
Other revenues	80	9
Total net sales	$59,044	$43,858
14. (LOSS) EARNINGS PER SHARE
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

Basic and diluted weighted average shares outstanding and (loss) earnings per share were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(82,558)	$9,431

Weighted-average shares outstanding:
Weighted average shares used in computing (loss) earnings per share, basic	145,326,933	157,700,326
Founders advisory fees	—	11,785,305
Weighted average shares used in computing (loss) earnings per share, diluted	145,326,933	169,485,631

Basic (loss) earnings per share	$(0.57)	$0.06

Diluted (loss) earnings per share	$(0.57)	$0.06
As of March 31, 2024, 14.5 million PBNQSO and 16.9 million Ordinary Shares issuable under the Founder Advisory Agreement towards Variable Annual Advisory Amount were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants and 9.4 million Ordinary Shares issuable under the Founder Advisory Agreement towards Fixed Annual Advisory Amount were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. As of March 31, 2023, 11.3 million PBNQSOs and 26.1 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

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
The Company’s CODM uses the segment net sales and segment Adjusted EBITDA to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines segment Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items in a balanced manner and on a segment basis (“Segment Adjusted EBITDA”). These non-recurring or unusual items may include acquisition, integration and restructuring related costs along with other non-recurring items.

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables (in thousands):

	Three Months Ended March 31,
	2024	2023
Net sales:
Fire safety
Products	$23,992	$18,026
Service and others	1,163	718
Total fire safety	25,155	18,744
Specialty products	33,889	25,114
Total net sales	$59,044	$43,858

Segment Adjusted EBITDA:
Fire safety	$(241)	$(3,361)
Specialty products	12,377	6,477
Total Segment Adjusted EBITDA	12,136	3,116
Less:
Depreciation and amortization	16,412	16,087
Interest and financing expense	10,648	10,146
Founders advisory fees - related party	68,333	(24,236)
Non-recurring expenses	540	1,559
Share-based compensation expense	1,742	(3,074)
Loss on contingent earn-out	—	246
Foreign currency loss (gain)	1,293	(721)
(Loss) income before income taxes	$(86,832)	$3,109

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended March 31, 2024 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2023 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
We are a global solutions provider, producing high-quality firefighting products and phosphorus-based specialty chemicals. Approximately 65% of our 2023 annual revenues were derived in the United States, approximately 15% in Europe, approximately 14% in Canada with the remaining approximately 6% spread across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment produces and sells P2S5 used in several end markets and applications, including lubricant additives, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the lubricant additives end market, currently the Company’s largest end market application, P2S5, is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of lubricating oils with its main function to provide anti-wear protection to engine components. In addition, ZDDP inhibits oxidation of lubricating oil by scavenging free radicals that initiate oil breakdown and sludge formation, resulting in better and longer engine function. P2S5 is also used in pesticide and mining chemicals applications. We offer several grades of P2S5 with varying degrees of phosphorus content, particle size, distribution, and reactivity to our global customers.
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
During the three months ended March 31, 2024, the Company changed the presentation to present freight expense as a component of cost of goods sold rather than selling, general and administrative expense to better align freight expense with freight income. The change has been applied retrospectively to the condensed consolidated financial statements for the prior period presented in this Quarterly Report. The impact to the accompanying condensed consolidated statements of operations and comprehensive income (loss) is presented in the following table (in thousands). There was no impact on previously reported balances in the accompanying condensed consolidated balance sheet or statement of cash flows.

	Three Months Ended March 31, 2023
	As Previous Reported	As Adjusted	Effect of Change
Cost of goods sold	$31,012	$33,461	$2,449
Gross profit	12,846	10,397	(2,449)
Selling, general and administrative expense	10,465	8,016	(2,449)
Total operating expenses	(6)	(2,455)	(2,449)
Operating income	12,852	12,852	—
Net income	9,431	9,431	—
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
We are also working to grow our fire prevention and protection business, which is primarily focused on expanding use of ground-applications for long-term fire retardant. This includes use of ground assets in response to active fires (protection), as well as proactive treatments around critical infrastructure and known high-risk areas (prevention). The protection business expands on our existing aerial support to enhance the ability of customers to effectively fight active fires. Fire prevention products can be used to prevent fire ignitions and protect property from potential fire danger by providing proactive retardant treatment in high-risk areas such as roadways and near critical infrastructure like electrical utilities and railroads. Treating these areas ahead of the fire season can potentially stop ignitions from equipment failures or sparks.
We have invested and intend to continue investing in the expansion of our fire safety business through acquisitions in order to further grow our global customer base.
Weather Conditions and Climate Trends
Our business is highly dependent on the needs of government agencies to suppress fires. As such, our financial condition and results of operations are significantly impacted by weather as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given year. Historically, sales of our products have been higher in the summer season of each fiscal year due to weather patterns which we believe are generally correlated to a higher prevalence of wildfires. This is in part offset by the disbursement of our operations in both the northern and southern hemispheres, where the summer seasons alternate.
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the conflicts in Ukraine and the Middle East. While the Company has limited exposure in regions with active conflicts, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s revolving credit facility are based on variable rates, and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.
Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Total Company
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Net sales	$59,044	$43,858	$15,186	35%
Cost of goods sold	38,342	33,461	4,881	15%
Gross profit	20,702	10,397	10,305	99%
Operating expenses
Selling, general and administrative expense	13,462	8,016	5,446	68%
Amortization expense	13,771	13,763	8	—%
Founders advisory fees - related party	68,333	(24,236)	92,569	(382%)
Other operating expense	—	2	(2)	(100%)
Total operating expenses	95,566	(2,455)	98,021	(3993%)
Operating (loss) income	(74,864)	12,852	(87,716)	(683%)
Other expense (income):
Interest expense, net	10,648	10,146	502	5%
Loss on contingent earn-out	—	246	(246)	(100%)
Foreign currency loss (gain)	1,293	(721)	2,014	(279%)
Other expense, net	27	72	(45)	(63%)
Total other expense, net	11,968	9,743	2,225	23%
(Loss) income before income taxes	(86,832)	3,109	(89,941)	(2893%)
Income tax benefit	4,274	6,322	(2,048)	(32%)
Net (loss) income	$(82,558)	$9,431	$(91,989)	(975%)
Net Sales. Net sales overall increased by $15.2 million for the three months ended March 31, 2024 compared to the same period in 2023. Net sales in the Fire Safety segment increased by $6.4 million, representing a $7.0 million increase in fire suppressant sales offset by a decrease of $0.6 million in fire retardant sales. Fire suppressant sales increased $8.9 million in the Americas driven by sales of Flourine-Free Foam concentrates and foam systems offset by a $1.9 million decrease in product sales in Europe. Fire retardant sales decreased by $0.5 million in Asia Pacific and $0.5 million in Europe offset by a $0.4 million increase in Americas. Fire retardant sales in a given geography are generally driven by the intensity of, and level of activity associated with, the fire season in that geography. Net sales in the Specialty Products segment increased by $8.8 million, of which $7.5 million was in the Americas and $1.3 million was in Europe. The growth in Specialty Products sales reflects an increase in purchases by our lubricant additives customers. The Company continues to monitor the inventory rationalization activities in its key end markets.
Cost of Goods Sold. Cost of goods sold increased by $4.9 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase in the Fire Safety segment of $2.5 million was primarily due to a $2.3 million increase in labor, material and freight costs and a $0.2 million increase in other costs. The $2.4 million increase in the Specialty Products segment was due to a $3.0 million increase in raw material, manufacturing and freight, offset by a $0.6 million decrease in other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $5.4 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to a $4.5 million increase in personnel related and share-based compensation expenses and a $0.9 million increase in other costs.

Founder advisory fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the three months ended March 31, 2024 of $68.3 million was primarily due to an increase in the average price per Ordinary Share from $4.51 as of December 31, 2023 to $6.81. The decrease in the fair value of the Annual Advisory Amount for the three months ended March 31, 2023 of $24.2 million was primarily due to a reduction in the average price per Ordinary Share from $8.86 as of December 31, 2022 to $7.73.
Foreign Currency Loss (Gain). Foreign currency loss of $1.3 million for the three months ended March 31, 2024 reflects strengthening of the U.S. dollar, primarily against the Euro, during the quarter. Foreign currency gain of $0.7 million for the three months ended March 31, 2023 reflects weakening of the U.S. dollar, primarily against the Euro, during the quarter.
Income Tax Benefit. Income tax benefit decreased by $2.0 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Business Segments
We use segment net sales and segment adjusted earnings before interest, taxes, depreciation and amortization (“Segment Adjusted EBITDA”) to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$25,155	$33,889	$18,744	$25,114
Segment Adjusted EBITDA	$(241)	$12,377	$(3,361)	$6,477
Adjusted EBITDA for our Fire Safety segment increased by $3.1 million compared to the three months ended March 31, 2023. The increase was primarily due to higher net sales offset by higher cost of goods sold and operating expenses.
Adjusted EBITDA for our Specialty Products segment increased by $5.9 million compared to the three months ended March 31, 2023. The increase was primarily due to higher net sales offset by higher cost of goods sold and operating expenses.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly. Our cash requirements, cash flows, indebtedness and available credit as of March 31, 2024 is discussed below.
We believe that our existing cash and cash equivalents of approximately $34.4 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of March 31, 2024 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of March 31, 2024, we expect our remaining fiscal year 2024 capital expenditure budget of approximately $8.4 million, will cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Revolving Credit Facility
SK Invictus Intermediate II S.à r.l.’s, a private limited liability company governed by the laws of the Grand Duchy of Luxembourg (“SK Intermediate II”), five-year revolving credit facility (the “Revolving Credit Facility”) provides for a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million.
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
Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at SK Intermediate II’s option, either (x) Secured Overnight Financing Rate for the applicable corresponding tenor (“Term SOFR”) as published by CME Group Benchmark Administration, adjusted for certain additional costs or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of Term SOFR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.
As of March 31, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
Senior Notes
SK Intermediate II has $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 ("Senior Notes"). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.
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
We repurchased 2,969,357 Ordinary Shares during the three months ended March 31, 2024. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
Founder Advisory Agreement
The advisory agreement entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company (the "EverArc Founder Entity"), which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri (the "EverArc Founders"), pursuant to which the EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, is entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Ordinary Shares and the remainder in cash.
For 2023, the EverArc Founder Entity was entitled receive the Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $10.6 million, based on average price of $4.51 per Ordinary Share (the “2023 Fixed Amount”). The

EverArc Founder Entity did not qualify to receive the Variable Annual Advisory Amount as the average price of $4.51 per Ordinary Share for 2023 was lower than the average price of $13.63 per Ordinary Share established in 2021 (the “2023 Variable Amount” and together with the 2023 Fixed Amount, the “2023 Advisory Amount”). The EverArc Founder Entity elected to receive approximately 74.6% of the 2023 Advisory Amount in Ordinary Shares 1,758,464 Ordinary Shares) and approximately 25.4% of the 2023 Fixed Amount in cash $2.7 million). On February 15, 2023, the Company issued 1,758,464 Ordinary Shares and paid $2.7 million in cash in satisfaction of the 2023 Advisory Amount.
For additional information about the Founder Advisory Agreement, refer to Note 10, “Share-Based Compensation” and Note 12, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in):
Operating activities	$2,786	$(31,616)
Investing activities	(472)	(2,456)
Financing activities	(14,450)	(864)
Effect of foreign currency on cash and cash equivalents	(758)	(25)
Net change in cash and cash equivalents	$(12,894)	$(34,961)
Operating Activities
Cash provided by (used in) operating activities was $2.8 million and $(31.6) million for the three months ended March 31, 2024 and 2023, respectively. The change to cash provided in 2024 from cash used in 2023 of $34.4 was primarily due to a reduction in payment of founders advisory fee of $2.0 million, reduction in inventory, accounts receivable and other current assets of $10.4 million, higher net income after adjusting for non-cash items of $9.3 million and a change in operating liabilities of $12.7 million, compared to the same period in 2023.
Investing Activities
Cash used in investing activities was $0.5 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company purchased property and equipment of $1.6 million offset by decrease in short-term investments of $1.1 million due to the settlement of a Euro denominated certificate of deposit. During the three months ended March 31, 2023, the Company purchased property and equipment of $2.5 million.
Financing Activities
Cash used in financing activities was $14.5 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we repurchased outstanding Ordinary Shares for $14.3 million and made $0.2 million in principal payments on finance lease obligations. During the three months ended March 31, 2023, we repurchased outstanding Ordinary Shares for $0.9 million.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. As of March 31, 2024, the Company’s significant accounting policies and estimates are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2023 Annual Report filed on Form 10-K with the SEC on February 22, 2024. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the fair value of financial assets and liabilities, stock options, founder advisory fees and realizability of deferred tax assets. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted SOFR plus or base rate plus an applicable margin. At March 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at March 31, 2024, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule

13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, PSSA’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of Ordinary Share repurchases for the quarter ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program (1)
January 1, 2024 - January 31, 2024	1,825,418	$4.31	1,825,418	20,816,162
February 1, 2024 - February 29, 2024	776,231	$5.22	776,231	20,039,931
March 1, 2024 - March 31, 2024	367,708	$6.27	367,708	19,672,223
Total	2,969,357	$4.79	2,969,357
(1)On February 21, 2024, the Board re-established the limit for Ordinary Share repurchases at $100.0 million, which is within the repurchase limit approved by the Company’s shareholders on July 21, 2022.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information
(c) Trading Plans
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Perimeter Solutions, SA

Date: May 9, 2024	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Kyle Sable
Kyle Sable
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)