Form 10-Q
period 2024-06-30
Perimeter Solutions, SA
filed 2024-08-01
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, there were 145,221,178 ordinary shares, nominal value $1.00 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended June 30, 2024 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
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
•our expectations regarding the impact of significant infrequent events such as the ongoing regional conflicts in Ukraine or the Middle East, on our business as well as our ability to mitigate inflationary pressures;
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
•improper conduct of, or use of our products by, employees, agents, government contractors or collaborators;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$43,162	$47,276
Accounts receivable, net	96,321	39,593
Inventories	142,172	145,652
Prepaid expenses and other current assets	13,662	18,493
Total current assets	295,317	251,014
Property, plant and equipment, net	59,369	59,402
Operating lease right-of-use assets	15,446	16,339
Finance lease right-of-use assets	6,553	6,064
Goodwill	1,030,180	1,036,279
Customer lists, net	653,472	674,786
Technology and patents, net	173,456	180,653
Tradenames, net	86,745	89,568
Other assets, net	1,092	1,317
Total assets	$2,321,630	$2,315,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,805	$21,639
Accrued expenses and other current liabilities	42,991	30,710
Founders advisory fees payable - related party	9,129	2,702
Deferred revenue	7,927	—
Total current liabilities	81,852	55,051
Long-term debt, net	667,125	666,494
Operating lease liabilities, net of current portion	14,068	14,908
Finance lease liabilities, net of current portion	6,063	5,547
Deferred income taxes	247,809	253,454
Founders advisory fees payable - related party	116,708	56,917
Redeemable preferred shares	107,862	105,799
Redeemable preferred shares - related party	2,818	2,764
Other liabilities	2,151	2,193
Total liabilities	1,246,456	1,163,127
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 166,824,659 and 165,066,195 shares issued; 145,221,577 and 146,451,005 shares outstanding at June 30, 2024 and December 31, 2023, respectively	166,825	165,067
Treasury shares, at cost; 21,603,082 and 18,615,190 shares at June 30, 2024 and December 31, 2023, respectively	(127,824)	(113,407)
Additional paid-in capital	1,704,141	1,701,163
Accumulated other comprehensive loss	(26,242)	(19,710)
Accumulated deficit	(641,726)	(580,818)
Total shareholders’ equity	1,075,174	1,152,295
Total liabilities and shareholders’ equity	$2,321,630	$2,315,422
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$127,276	$76,137	$186,320	$119,995
Cost of goods sold	54,009	46,811	92,351	80,271
Gross profit	73,267	29,326	93,969	39,724
Operating expenses:
Selling, general and administrative expense	13,906	12,226	27,368	20,243
Amortization expense	13,755	13,771	27,526	27,534
Founders advisory fees - related party	588	(60,026)	68,921	(84,262)
Other operating expense	—	8	—	10
Total operating expenses	28,249	(34,021)	123,815	(36,475)
Operating income (loss)	45,018	63,347	(29,846)	76,199
Other expense (income):
Interest expense, net	10,590	10,344	21,238	20,490
Loss on contingent earn-out	—	146	—	392
Foreign currency loss (gain)	224	93	1,517	(628)
Other expense, net	74	17	101	89
Total other expense, net	10,888	10,600	22,856	20,343
Income (loss) before income taxes	34,130	52,747	(52,702)	55,856
Income tax (expense) benefit	(12,480)	(733)	(8,206)	5,589
Net income (loss)	21,650	52,014	(60,908)	61,445
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(989)	2,215	(6,532)	3,808
Total comprehensive income (loss)	$20,661	$54,229	$(67,440)	$65,253
Earnings (loss) per share:
Basic	$0.15	$0.33	$(0.42)	$0.39
Diluted	$0.14	$0.31	$(0.42)	$0.36
Weighted average number of ordinary shares outstanding:
Basic	145,236,526	156,525,006	145,279,938	157,109,418
Diluted	154,664,770	168,310,311	145,279,938	168,894,723

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	163,234,542	$163,235	6,436,736	$(49,341)	$1,698,781	$(25,471)	$(648,304)	$1,138,900
Share-based compensation	—	—		—	(3,074)	—	—	(3,074)
Ordinary shares issued related to founders advisory fees - related party	1,831,653	1,832	—	—	(1,832)	—	—	—
Ordinary shares repurchased	—	—	115,570	(864)	—	—	—	(864)
Net income	—	—		—	—	—	9,431	9,431
Other comprehensive income	—	—		—	—	1,593	—	1,593
Balance, March 31, 2023	165,066,195	$165,067	6,552,306	(50,205)	$1,693,875	$(23,878)	$(638,873)	$1,145,986
Share-based compensation	—	—	—	—	1,195	—	—	1,195
Ordinary shares repurchased	—	—	3,993,056	(26,348)	—	—	—	(26,348)
Net income	—	—	—	—	—	—	52,014	52,014
Other comprehensive income	—	—	—	—	—	2,215	—	2,215
Balance, June 30, 2023	165,066,195	$165,067	10,545,362	$(76,553)	$1,695,070	$(21,663)	$(586,859)	$1,175,062

Balance, December 31, 2023	165,066,195	165,067	18,615,190	$(113,407)	$1,701,163	$(19,710)	$(580,818)	$1,152,295
Share-based compensation	—	—	—	—	1,742	—	—	1,742
Ordinary shares issued related to founders advisory fees - related party	1,758,464	1,758	—	—	(1,758)	—	—	—
Ordinary shares repurchased	—	—	2,969,357	(14,278)	—	—	—	(14,278)
Net loss	—	—	—	—	—	—	(82,558)	(82,558)
Other comprehensive loss	—	—	—	$—	$—	$(5,543)	$—	$(5,543)
Balance, March 31, 2024	166,824,659	$166,825	21,584,547	$(127,685)	$1,701,147	$(25,253)	$(663,376)	$1,051,658
Share-based compensation	—	—	—	—	2,994	—	—	2,994
Ordinary shares repurchased	—	—	18,535	(139)	—	—	—	(139)
Net income	—	—	—	—	—	—	21,650	21,650
Other comprehensive loss	—	—	—	—	—	(989)	—	(989)
Balance, June 30, 2024	166,824,659	$166,825	21,603,082	$(127,824)	$1,704,141	$(26,242)	$(641,726)	$1,075,174
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(60,908)	$61,445
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Founders advisory fees - related party (change in fair value)	68,921	(84,262)
Depreciation and amortization expense	32,771	32,217
Interest and payment-in-kind on preferred shares	3,528	3,396
Share-based compensation	4,736	(1,879)
Non-cash lease expense	2,622	2,271
Deferred income taxes	(4,756)	(11,076)
Amortization of deferred financing costs	856	824
Loss on contingent earn-out	—	392
Foreign currency loss (gain)	1,517	(628)
Loss on disposal of assets	9	20
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(57,319)	(35,640)
Inventories	2,681	(19,963)
Prepaid expenses and other current assets	(126)	1,260
Accounts payable	277	(4,744)
Deferred revenue	7,927	2,653
Income taxes payable, net	8,635	(10,479)
Accrued expenses and other current liabilities	5,237	(1,805)
Founders advisory fees - related party (cash settled)	(2,702)	(4,655)
Operating lease liabilities	(1,629)	(2,263)
Financing lease liabilities	(262)	(67)
Other, net	(597)	47
Net cash provided by (used in) operating activities	11,418	(72,936)
Cash flows from investing activities:
Purchase of property and equipment	(5,196)	(4,375)
Proceeds from short-term investments	5,383	—
Net cash provided by (used in) investing activities	187	(4,375)
Cash flows from financing activities:
Ordinary shares repurchased	(14,417)	(27,212)
Principal payments on finance lease obligations	(367)	(103)
Net cash used in financing activities	(14,784)	(27,315)
Effect of foreign currency on cash and cash equivalents	(935)	(6)
Net change in cash and cash equivalents	(4,114)	(104,632)
Cash and cash equivalents, beginning of period	47,276	126,750
Cash and cash equivalents, end of period	$43,162	$22,118
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,153	$17,153
Cash paid for income taxes	$4,448	$18,317

See accompanying notes to condensed consolidated financial statements

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization and General
Perimeter Solutions, SA, (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg. PSSA is headquartered in the Grand Duchy of Luxembourg with business operations across the globe. PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "PRM." The condensed consolidated financial statements herein include the assets, liabilities, and results of operations of PSSA and its subsidiaries, all of which are wholly owned by PSSA (collectively, the “Company”).
Business Operations
The Company is a global solutions provider for the fire safety and specialty products industries. Approximately 65% of the Company's 2023 annual revenues were derived in the United States, approximately 15% in Europe and approximately 14% in Canada with the remaining approximately 6% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2023 Annual Report filed with the SEC on February 22, 2024.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, after elimination of intercompany transactions and balances.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the fair value of financial assets and liabilities, the valuation of goodwill, stock options, and founder advisory fees, and the realizability of deferred tax assets. Actual results could differ from those estimates.
Accounting Policies
As of June 30, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 2 - “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to its consolidated financial statements included in the Company’s 2023 Annual Report.

Reclassification
In 2024, the Company changed the presentation of freight expense from selling, general and administrative expense to cost of goods sold, to better match freight expense with freight income. The change has been applied retrospectively to the condensed consolidated financial statements for the prior periods presented in this Quarterly Report. The impact to the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 is presented in the following table (in thousands). There was no impact on previously reported balances in the accompanying condensed consolidated balance sheet or statement of cash flows.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Cost of goods sold	$44,140	$46,811	$2,671	$75,152	$80,271	$5,119
Gross profit	31,997	29,326	(2,671)	44,843	39,724	(5,119)
Selling, general and administrative expense	14,897	12,226	(2,671)	25,362	20,243	(5,119)
Total operating expenses	(31,350)	(34,021)	(2,671)	(31,356)	(36,475)	(5,119)
Operating income	63,347	63,347	—	76,199	76,199	—
Net income	52,014	52,014	—	61,445	61,445	—
Recently Issued and Adopted Accounting Standards
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-02 “Codification Improvements,” which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances, the references removed are extraneous and not required in order to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025, and the Company does not expect that the application of this standard will have a material impact on its consolidated financial statements and disclosures.
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

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	June 30, 2024	December 31, 2023
Inventories:
Raw materials and manufacturing supplies	$76,029	$77,657
Work in process	328	224
Finished goods	65,815	67,771
Total inventories	$142,172	$145,652

Prepaid Expenses and Other Current Assets:
Advance to vendors	$3,064	$3,197
Prepaid insurance	2,328	5,567
Prepaid value-added taxes	1,616	897
Short-term investments	—	5,519
Income tax receivable	2,173	1,714
Other	4,481	1,599
Total prepaid expenses and other current assets	$13,662	$18,493

Property, Plant and Equipment:
Buildings	$3,947	$3,986
Leasehold improvements	2,759	2,743
Furniture and fixtures	513	516
Machinery and equipment	67,765	63,202
Vehicles	4,066	4,114
Construction in progress	4,502	4,695
Total property, plant and equipment, gross	83,552	79,256
Less: Accumulated depreciation	(24,183)	(19,854)
Total property, plant and equipment, net	$59,369	$59,402

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$1,858	$3,483
Accrued salaries	1,660	2,336
Accrued employee benefits	1,424	1,185
Accrued interest	7,036	8,342
Accrued purchases	6,900	2,072
Accrued income taxes	17,189	7,100
Operating lease liabilities	2,226	2,146
Finance lease liabilities	767	600
Other	3,931	3,446
Total accrued expenses and other current liabilities	$42,991	$30,710
Depreciation expense related to property, plant and equipment was $2.6 million and $5.2 million for the three and six months ended June 30, 2024, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2023, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The Company had an allowance for doubtful accounts, included in accounts receivable, net of $1.0 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2023	$863,889	$172,390	$1,036,279
Foreign currency translation	(4,826)	(1,273)	(6,099)
Balance, June 30, 2024	$859,063	$171,117	$1,030,180
Intangible assets and related accumulated amortization as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024
	Estimated Useful Life (in years)	Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$—	$(7,762)	$(99,766)	$653,472
Technology and patents	20	250,000	(40,738)	(3,115)	(32,691)	173,456
Tradenames	20	101,000	—	(1,012)	(13,243)	86,745
Balance, June 30, 2024		$1,112,000	$(40,738)	$(11,889)	$(145,700)	$913,673

	December 31, 2023
	Estimated Useful Life (in years)	Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$—	$(5,294)	$(80,920)	$674,786
Technology and patents	20	250,000	(40,738)	(2,096)	(26,513)	180,653
Tradenames	20	101,000	—	(691)	(10,741)	89,568
Balance, December 31, 2023		$1,112,000	$(40,738)	$(8,081)	$(118,174)	$945,007
During the year ended December 31, 2023, due to a downward revision in the revenue forecast related to a contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during the purchase of LaderaTech, Inc. (“LaderaTech”), the Company determined that the $40.7 million in carrying value of the technology underlying the contingent earn-out eligible fire retardant product was no longer recoverable. As a result, during the year ended December 31, 2023, the Company recorded an impairment of $40.7 million.
Amortization expense for definite-lived intangible assets was $13.8 million and $27.6 million for the three and six months ended June 30, 2024, respectively, and $13.7 million and $27.5 million for the three and six months ended June 30, 2023, respectively.

Estimated annual amortization expense of intangible assets for the next five years ended December 31 and thereafter is as follows (in thousands):

Amount
2024 remaining	$26,675
2025	53,350
2026	53,350
2027	53,350
2028	53,350
Thereafter	673,598
Total	$913,673
5. LEASES
Lease cost for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost (1)	$839	$1,117	$1,752	$2,271
Finance lease cost:
Amortization of right-of-use assets	259	118	600	118
Interest on lease liabilities	132	75	270	75
Total lease cost	$1,230	$1,310	$2,622	$2,464

Reported in:
Cost of goods sold	$1,090	$1,171	$2,323	$2,264
Selling, general and administrative expense	140	139	299	200
Total lease cost	$1,230	$1,310	$2,622	$2,464
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of June 30, 2024, the weighted-average remaining lease terms of the Company’s operating leases and finance leases were approximately 8.0 years and 6.7 years, respectively, and the weighted-average discount rates applied were 6.8% and 7.6%, respectively.
Supplemental cash flow information related to leases for the six months ended June 30, 2024 and June 30, 2023 are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$1,629	$2,263
Operating cash flows for finance leases	262	67
Financing cash flows for finance leases	367	103
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$273	$—
Financing leases	751	4,688
Net change in operating lease right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$—	$(1,514)

As of June 30, 2024, the estimated future minimum payment obligations for non-cancelable operating and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$1,620	$632
2025	3,202	1,195
2026	2,870	1,067
2027	2,690	914
2028	1,996	1,632
Thereafter	9,042	4,064
Total lease payments	21,420	9,504
Less: imputed interest	(5,126)	(2,674)
Present value of lease liabilities	$16,294	$6,830
6. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(7,875)	(8,506)
Long-term debt, net	$667,125	$666,494
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
Solely to the extent that on the last day of the applicable fiscal quarter, the utilization of the Revolving Credit Facility (excluding cash collateralized letters of credit and up to $10.0 million of undrawn letters of credit) exceeds 40.00% of the aggregate commitments, the Revolving Credit Facility requires compliance on a quarterly basis with a maximum secured net leverage ratio of 7.50:1.00.
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
As of June 30, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
Senior Notes
SK Intermediate II has $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (“Senior Notes”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.
The Senior Notes are general, secured, senior obligations of SK Intermediate II; rank equally in right of payment with all existing and future senior indebtedness of SK Intermediate II (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of SK Intermediate II that is not secured by the collateral. The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of SK Intermediate II’s existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting SK Intermediate II’s ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the SK Intermediate II’s assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business. As of June 30, 2024 the Company was in compliance with all covenants.
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
The Company, under its articles of association (the "Articles") is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability in the accompanying condensed consolidated balance sheets, and $1.8 million, $3.5 million, $1.7 million, and $3.4 million of dividends on these Redeemable Preferred Shares for the three and six ended June 30, 2024 and June 30, 2023, respectively, were recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Preferred dividends in arrears were $10.7 million and $8.6 million at June 30, 2024 and December 31, 2023, respectively.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At June 30, 2024 and December 31, 2023, the redemption price was $110.7 million and $108.6 million, respectively.

7. INCOME TAXES
The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate was 36.57% and (15.57)% for the three and six months ended June 30, 2024, respectively, and 1.39% and (10.01)% for the three and six months ended June 30, 2023, respectively. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to result in tax benefits in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of June 30, 2024 and 2023 primarily relates to net operating loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of, June 30, 2024, it is not expected that the Company’s unrecognized tax benefits will decrease within twelve months.
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
Commitments
The Company has an agreement to purchase various types of capital equipment up to $5.0 million through October 2027. As of June 30, 2024, the Company has paid $3.2 million to the supplier and the remaining $1.8 million will be paid through October 2027.
9. EQUITY
The Company’s authorized share capital is $4,100.0 million, consisting of 4,000.0 million Ordinary Shares with a nominal value of $1.00 per share and 10.0 million Redeemable Preferred Shares with a nominal value of $10.00 per share. Each Ordinary Share entitles the holder thereof to one vote.
On May 23, 2024, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 36,310,028 Ordinary Shares, at any time during the next five years. The Board had re-established the limit for Ordinary Share repurchases at $100.0 million on February 21, 2024, which is within the repurchase limit approved by the Company’s shareholders’ on May 23, 2024.
During the three and six months ended June 30, 2024, the Company repurchased 18,535 and 2,987,892 Ordinary Shares, respectively, under its Share Repurchase Plan. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.

As of June 30, 2024, there were 145,221,577 Ordinary Shares, 33,843,440 warrants and 10,000,000 Redeemable Preferred Shares outstanding.
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
During the six months ended June 30, 2024, the Company granted 3,980,000 performance-based non-qualified stock options ("PBNQSO") that vest based on the achievement of certain performance goals to its employees and independent directors. The Company recognizes compensation costs for PBNQSO granted in 2024 based on the estimated fair value of the awards on the date of grant. The Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Hull-White model. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
In March 2024, based on the Company’s performance for 2023, its compensation committee verified and determined the Annual Operational Performance per Diluted Share (“AOP”) for 2023 to be $5.31. As the AOP for 2023 was below the minimum vesting AOP target of $12.10, employees separated from the Company through the date of determination of the 2023 AOP relinquished 240,000 options retained by them and such options were cancelled by the Company.
As of June 30, 2024, there were 14,634,171 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $2.94 to $14.00 per Ordinary Share and expire ten years from the grant date.
The table below summarizes the PBNQSO activity for the six months ended June 30, 2024:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,244,171	$9.30
Granted	3,980,000	$5.30
Exercised	—	$—
Forfeited	(350,000)	$9.37
Cancelled	(240,000)	$8.63
Outstanding at June 30, 2024	14,634,171	$8.22	8.26	$11,167
Options vested and exercisable	245,004	$10.00	5.64	$—

The assumptions used to fair value the PBNQSO granted during the six months ended June 30, 2024 using the Hull-White model was as follows:

June 30, 2024
Dividend yield	—%
Expected volatility	41.00% to 44.00%
Expected term (years)	10.00
Suboptimal exercise multiple	2.50
Drift rate	4.23% to 4.42%
Weighted average exercise price of options granted	$5.30
Weighted average fair value of options granted	$2.92
Non-cash share-based compensation expense recognized by the Company for the three and six months ended June 30, 2024 was $3.0 million and $4.7 million, respectively. Non-cash share-based compensation expense recognized by the Company for the three and six months ended June 30, 2023 was $1.2 million and $(1.9) million, respectively.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of June 30, 2024, there was approximately $21.1 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 2.1 years.
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
As of June 30, 2024 and December 31, 2023, the fair value of the Fixed Annual Advisory Amount was calculated to be $73.1 million and $42.5 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $7.75 and $4.51, respectively. As of June 30, 2024 and December 31, 2023, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $178.6 million and $71.3 million, respectively.
For the three and six months ended June 30, 2024, the Company recognized an increase in the compensation expense related to the founders advisory fees-related party due to an increase in fair value for liability-classified Advisory Amounts of $0.6 million and $68.9 million, respectively. For the three and six months ended June 30, 2023, the Company recognized a decrease in the compensation expense related to the founders advisory fees-related party due to a decrease in fair value for liability-classified Advisory Amounts of $60.0 million and $84.3 million, respectively.

11. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Redeemable Preferred Shares equals the redemption price, which approximates fair value. At June 30, 2024 and December 31, 2023, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $611.2 million and $587.9 million, respectively.
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
Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements Using:
June 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$36,519	$—	$89,317	$125,836

December 31, 2023
Liabilities:
Founders advisory fees payable - related party	$23,972	$—	$35,647	$59,619
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

Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Founders Advisory Fees Payable - Related Party	Founders Advisory Fees Payable - Related Party
Fair value, beginning of period	$93,136	$35,647
Founders advisory fees - related party, change in fair value	(3,819)	53,670
Fair value, end of period	$89,317	$89,317

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out
Fair value, beginning of period	$100,938	$7,519	$118,490	$7,273
Founders advisory fees - related party, change in fair value	(49,209)	—	(66,761)	—
Loss on contingent earn-out	—	146	—	392
Fair value, end of period	$51,729	$7,665	$51,729	$7,665
During the year ended December 31, 2023, due to a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product, the Company determined that $7.7 million in contingent earn-out payable to LaderaTech was no longer probable. Accordingly, the Company recorded a gain of $7.7 million during the year ended December 31, 2023. For this reason, the Company no longer recognizes a contingent earn-out payable as of June 30, 2024.
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

As of June 30, 2024, the Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $7.75 and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. These approaches resulted in fair values of $73.1 million for the Fixed Annual Advisory Amount and $178.6 million for the Variable Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period.
For the three and six months ended June 30, 2024, the Company recognized an increase in share-based compensation expense related to an increase in fair value for liability-classified Advisory Amounts of $0.6 million and $68.9 million primarily due to the increase in price of its Ordinary Shares.
13. REVENUE RECOGNITION
Disaggregation of revenues
Amounts for products sold are recognized at a point in time, whereas amounts for contract services associated with full-service and portable retardant are recognized over time. Revenues for the three and six months ended June 30, 2024 and 2023 are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from products	$94,736	$72,720	$152,617	$115,860
Revenues from services	32,434	2,929	33,517	3,638
Other revenues	106	488	186	497
Total net sales	$127,276	$76,137	$186,320	$119,995
14. EARNINGS (LOSS) PER SHARE
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
Basic and diluted weighted average shares outstanding and (loss) earnings per share were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$21,650	$52,014	$(60,908)	$61,445

Weighted-average shares outstanding:
Weighted average shares used in computing earnings (loss) per share, basic	145,236,526	156,525,006	145,279,938	157,109,418
Founders advisory fees	9,428,244	11,785,305	—	11,785,305

Weighted average shares used in computing earnings (loss) per share, diluted	154,664,770	168,310,311	145,279,938	168,894,723

Basic earnings (loss) per share	$0.15	$0.33	$(0.42)	$0.39

Diluted earnings (loss) per share	$0.14	$0.31	$(0.42)	$0.36
As of June 30, 2024, 14.6 million PBNQSO and 23.1 million Ordinary Shares issuable under the Founder Advisory Agreement towards Variable Annual Advisory Amount were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants and 9.4 million Ordinary Shares issuable under the Founder Advisory Agreement towards Fixed Annual Advisory Amount were excluded, as applicable, from the diluted earnings per share calculation as their effect would have been anti-dilutive. As of June 30, 2023, 11.2 million PBNQSOs and 17.6 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.
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
Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Fire safety
Products	$65,998	$49,723	$89,990	$67,749
Service and others	32,540	3,417	33,703	4,135
Total fire safety	98,538	53,140	123,693	71,884
Specialty products	28,738	22,997	62,627	48,111
Total net sales	$127,276	$76,137	$186,320	$119,995

Segment Adjusted EBITDA:
Fire safety	$55,639	$16,532	$55,398	$13,171
Specialty products	9,269	4,458	21,646	10,935
Total Segment Adjusted EBITDA	64,908	20,990	77,044	24,106
Less:
Depreciation and amortization	16,359	16,130	32,771	32,217
Interest and financing expense	10,590	10,344	21,238	20,490
Founders advisory fees - related party	588	(60,026)	68,921	(84,262)
Non-recurring expenses	23	361	563	1,920
Share-based compensation expense	2,994	1,195	4,736	(1,879)
Loss on contingent earn-out	—	146	—	392
Foreign currency loss (gain)	224	93	1,517	(628)
Income (loss) before income taxes	$34,130	$52,747	$(52,702)	$55,856

16. SUBSEQUENT EVENT
On July 31, 2024, the Company filed a registration statement on Form S-4 with a preliminary proxy statement to convert PSSA (the “Redomiciliation Transaction”) into a corporation incorporated under the laws of the State of Delaware, after which, PSSA will continue as an entity under the name “Perimeter Solutions, Inc.” and the existing PSSA shareholders would hold shares in Perimeter Solutions, Inc. rather than in PSSA. The Company expects to complete the Redomiciliation Transaction by December 31, 2024 and does not expect that the Redomiciliation Transaction will have a significant impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended June 30, 2024 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2023 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
We are a global solutions provider, producing high-quality firefighting products and phosphorus-based specialty chemicals. Approximately 65% of our 2023 annual revenues were derived in the United States, approximately 15% in Europe and approximately 14% in Canada with the remaining approximately 6% spread across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
In 2024, the Company changed the presentation of freight expense from selling, general and administrative expense to cost of goods sold, to better match freight expense with freight income. The change has been applied retrospectively to the condensed consolidated financial statements for the prior periods presented in this Quarterly Report. The impact to the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 is presented in the following table (in thousands). There was no impact on previously reported balances in the accompanying condensed consolidated balance sheet or statement of cash flows.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Cost of goods sold	$44,140	$46,811	$2,671	$75,152	$80,271	$5,119
Gross profit	31,997	29,326	(2,671)	44,843	39,724	(5,119)
Selling, general and administrative expense	14,897	12,226	(2,671)	25,362	20,243	(5,119)
Total operating expenses	(31,350)	(34,021)	(2,671)	(31,356)	(36,475)	(5,119)
Operating income	63,347	63,347	—	76,199	76,199	—
Net income	52,014	52,014	—	61,445	61,445	—
Known Trends and Uncertainties
Growth in Fire Safety
We believe that our Fire Safety segment benefits from several secular growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing wildland urban interface resulting in a need for higher quantity of retardant use per acre and thereby necessitating an increase of the airtanker capacity. We believe that these trends are prevalent in North America, as well as globally and we expect these trends to continue and to drive growth in demand for fire retardant products.
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
We have invested and intend to continue investing in the expansion of our fire safety business through acquisitions to further grow our global customer base.
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
Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Total Company
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Net sales	$127,276	$76,137	$51,139	67%
Cost of goods sold	54,009	46,811	7,198	15%
Gross profit	73,267	29,326	43,941	150%
Operating expenses
Selling, general and administrative expense	13,906	12,226	1,680	14%
Amortization expense	13,755	13,771	(16)	—%
Founders advisory fees - related party	588	(60,026)	60,614	(101%)
Other operating expense	—	8	(8)	(100%)
Total operating expenses	28,249	(34,021)	62,270	(183%)
Operating income	45,018	63,347	(18,329)	(29%)
Other expense :
Interest expense, net	10,590	10,344	246	2%
Loss on contingent earn-out	—	146	(146)	(100%)
Foreign currency loss	224	93	131	141%
Other expense, net	74	17	57	335%
Total other expense, net	10,888	10,600	288	3%
Income before income taxes	34,130	52,747	(18,617)	(35%)
Income tax expense	(12,480)	(733)	(11,747)	1603%
Net income	$21,650	$52,014	$(30,364)	(58%)
Net Sales. Net product and services sales increased by $51.1 million for the three months ended June 30, 2024 compared to the same period in 2023. Net sales in the Fire Safety segment increased by $45.4 million, representing a $41.3 million increase in fire retardant sales and a $4.1 million increase in fire suppressant sales. Fire retardant sales increased $42.5 million in the Americas and $0.6 million in Asia Pacific, partially offset by a decrease of $1.8 million in Europe. Retardant strength was driven by increasingly proactive use of air attack, and by extension of fire retardant, by our customers, as they combat the growing threat of wildfires, as well as by continued implementation of the Company’s strategies on profitable new business, productivity and pricing our products and services to the value they provide. Fire suppressant sales increased by $4.5 million in Americas and $0.6 million in Asia Pacific, driven by sales of fluorine-free foam concentrates, offset by a $1.0 million decrease in Europe. Net sales in the Specialty Products segment increased by $5.7 million, of which $6.3 million was an increase in Americas offset by a $0.6 million decrease in Europe. The growth in Specialty Products sales reflects an increase in purchases by our lubricant additives customers. The Company continues to monitor the inventory rationalization activities in its key end markets.
Cost of Goods Sold. Cost of goods sold increased by $7.2 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase in the Fire Safety segment of $6.1 million was primarily due to an $5.9 million increase in labor, material and freight costs as a result of the increase in revenue and a $0.2 million increase in other costs. The $1.1 million increase in the Specialty Products segment was due to a $1.9 million increase in raw material, manufacturing and freight, offset by a $0.8 million decrease in other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $1.7 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to a $1.7 million increase in personnel related and share-based compensation expenses and a $1.2 million increase in other costs partially offset by $1.2 million decrease in professional fees.
Founder advisory fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the three months ended June 30, 2024 of $0.6 million was primarily due to an increase in the average price per Ordinary Share from $6.81 as of March 31, 2024 to $7.75 as of June 30, 2024. The decrease in the fair value of the Annual Advisory Amount for the three months ended June 30, 2023 of $60.0 million was primarily due to a reduction in the average price per Ordinary Share from $7.73 as of March 31, 2023 to $5.89 June 30, 2023.
Income Tax Expense. Income tax expense increased by $11.7 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,		Change
	2024	2023	$	%
Net sales	$186,320	$119,995	$66,325	55%
Cost of goods sold	92,351	80,271	12,080	15%
Gross profit	93,969	39,724	54,245	137%
Operating expenses
Selling, general and administrative expense	27,368	20,243	7,125	35%
Amortization expense	27,526	27,534	(8)	—%
Founders advisory fees - related party	68,921	(84,262)	153,183	(182%)
Other operating expense	—	10	(10)	(100%)
Total operating expenses	123,815	(36,475)	160,290	(439%)
Operating (loss) income	(29,846)	76,199	(106,045)	(139%)
Other expense (income):
Interest expense, net	21,238	20,490	748	4%
Loss on contingent earn-out	—	392	(392)	(100%)
Foreign currency loss (gain)	1,517	(628)	2,145	(342%)
Other expense, net	101	89	12	13%
Total other expense, net	22,856	20,343	2,513	12%
(Loss) income before income taxes	(52,702)	55,856	(108,558)	(194%)
Income tax (expense) benefit	(8,206)	5,589	(13,795)	(247%)
Net (loss) income	$(60,908)	$61,445	$(122,353)	(199%)
Net Sales. Net product and services sales for the six months ended June 30, 2024 increased by $66.3 million compared to the same period in 2023. Net sales in the Fire Safety segment increased by $51.8 million, representing a $40.7 million increase in fire retardant sales and $11.1 million increase in fire suppressant sales. Fire retardant sales increased $42.9 million in the Americas and $0.1 million in Asia Pacific partially offset by a $2.3 million decrease in Europe. Retardant strength was driven by increasingly proactive use of air attack, and by extension of fire retardant, by our customers, as they combat the growing threat of wildfires, as well as by continued implementation of the Company’s strategies on profitable new business, productivity and pricing our products and services to the value they provide. Fire suppressant sales increased $13.4 million in Americas and $0.6 million in Asia Pacific, driven by sales of fluorine-free foam concentrates, offset by a decrease of $2.9 million in Europe. Net sales in the Specialty Products segment increased by $14.5 million, of which $13.7 million was in the Americas and $0.8 million was in Europe. The growth in Specialty Products sales reflects an increase in purchases by our lubricant additives customers. The Company continues to monitor the inventory rationalization activities in its key end markets.
Cost of Goods Sold. Cost of goods sold increased by $12.1 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase in the Fire Safety segment of $8.7 million was primarily due to an $8.3 million increase in labor, material and freight costs as a result of the increase in revenue and a $0.4 million increase in other costs. The $3.4 million increase in the Specialty Products segment was due to a $4.8 million increase in raw material, manufacturing and freight, offset by a $1.4 million decrease in other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $7.1 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to a $6.1 million increase in personnel related and share-based compensation expenses and a $3.4 million increase in other costs partially offset by $2.4 million decrease in professional fees.
Founder advisory fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount. The increase in the fair value of the Annual Advisory Amounts for the six months ended June 30, 2024 of $68.9 million was primarily due to a increase in the average price per Ordinary Share from $4.51 as of December 31, 2023 to $7.75 as of June 30, 2024. The decrease in the fair value of the Annual Advisory Amount for the six months ended June 30, 2023 of $84.3 million was primarily due to a reduction in the average price per Ordinary Share from $8.86 as of December 31, 2022 to $5.89 as of June 30, 2023.
Foreign Currency Loss (Gain). Foreign currency loss of $1.5 million for the six months ended June 30, 2024 reflects strengthening of the U.S. dollar, primarily against the Euro. Foreign currency gain of $0.6 million for the six months ended June 30, 2023 reflects weakening of the U.S. dollar, primarily against the Euro.
Income Tax (Expense)Benefit. Income tax expense increased by $13.8 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Business Segments
We use segment net sales and segment adjusted earnings before interest, taxes, depreciation and amortization (“Segment Adjusted EBITDA”) to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands) for the three and six months ended June 30, 2024 compared to the same periods in 2023:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$98,538	$28,738	$53,140	$22,997
Segment Adjusted EBITDA	$55,639	$9,269	$16,532	$4,458
Adjusted EBITDA for our Fire Safety segment increased by $39.1 million during the three months ended June 30, 2024 compared with the same period in 2023. The increase was primarily due to higher net sales.
Adjusted EBITDA for our Specialty Products segment increased by $4.8 million during the three months ended June 30, 2024 compared with the same period in 2023. The increase was primarily due to higher net sales.

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$123,693	$62,627	$71,884	$48,111
Segment Adjusted EBITDA	$55,398	$21,646	$13,171	$10,935

Adjusted EBITDA for our Fire Safety segment increased by $42.2 million during the six months ended June 30, 2024 compared with the same period in 2023. The increase was primarily due to higher net sales.
Adjusted EBITDA for our Specialty Products segment increased by $10.7 million during the six months ended June 30, 2024 compared with the same period in 2023. The increase was primarily due to higher net sales.

Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future operating cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly. Our cash requirements, cash flows, indebtedness and available credit as of June 30, 2024 is discussed below.
We believe that our existing cash and cash equivalents of approximately $43.2 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of June 30, 2024 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of June 30, 2024, we expect our remaining fiscal year 2024 capital expenditure budget to cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
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
As of June 30, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
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

Share Repurchase Plan
On May 23, 2024, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 36,310,028 Ordinary Shares, at any time during the next five years. The Board had re-established the limit for Ordinary Share repurchases at $100.0 million on February 21, 2024, which is within the repurchase limit approved by the Company’s shareholders’ on May 23, 2024.
We repurchased 18,535 and 2,987,892 Ordinary Shares during the three and six months ended June 30, 2024, respectively. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
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
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash provided by (used in):
Operating activities	$11,418	$(72,936)
Investing activities	187	(4,375)
Financing activities	(14,784)	(27,315)
Effect of foreign currency on cash and cash equivalents	(935)	(6)
Net change in cash and cash equivalents	$(4,114)	$(104,632)
Operating Activities
Cash provided by (used in) operating activities was $11.4 million and $(72.9) million for the six months ended June 30, 2024 and 2023, respectively. The change of $84.3 million between cash provided in 2024 from cash used in 2023 was primarily due to higher net income after adjusting for non-cash items of $46.6 million and an increase in operating liabilities of $36.2 million, a reduction in inventory of $22.6 million offset by increase in accounts receivable and other currents assets of $23.1 million, and payment of founders advisory fees of $2.0 million, compared with the same period in 2023.

Investing Activities
Cash provided by (used in) investing activities was $0.2 million and $(4.4) million for the six months ended June 30, 2024 and 2023 respectively. During the six months ended June 30, 2024, the Company purchased property and equipment of $5.2 million offset by proceeds from short-term investments of $5.4 million upon settlement of a Euro denominated certificate of deposit. During the six months ended June 30, 2023, the Company purchased property and equipment of $4.4 million.
Financing Activities
Cash used in financing activities was $14.8 million and $27.3 million for the six months ended June 30, 2024 and 2023 respectively. During the six months ended June 30, 2024, we repurchased outstanding Ordinary Shares for $14.4 million and made $0.3 million in principal payments on finance lease obligations. During the six months ended June 30, 2023, we repurchased outstanding Ordinary Shares for $27.2 million and made principal payments on finance lease obligations of $0.1 million.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted SOFR plus or base rate plus an applicable margin. At June 30, 2024, we had no borrowings outstanding under the Revolving Credit Facility.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at June 30, 2024, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, PSSA’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
We are involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including a number of matters related to the aqueous film forming foam litigation consolidated in the District of South Carolina multi-district litigation and other similar matters pending in other jurisdictions in the United States. Our exposure to losses, if any, is not considered material.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of Ordinary Share repurchases for the quarter ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program (1)
April 1, 2024 - April 30, 2024	—	$—	—	19,672,223
May 1, 2024 - May 31, 2024	—	$—	—	36,310,028
June 1, 2024 - June 30, 2024	18,535	$7.47	18,535	36,291,493
Total	18,535	$—	18,535
(1)On May 23, 2024, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Ordinary Shares outstanding as of the date of the shareholders’ approval, being 36,310,028 Ordinary Shares, at any time during the next five years. The Board had re-established the limit for Ordinary Share repurchases at $100.0 million on February 21, 2024, which is within the repurchase limit approved by the Company’s shareholders’ on May 23, 2024.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information
(c) Trading Plans
During the three and six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Perimeter Solutions, SA

Date: August 1, 2024	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Kyle Sable
Kyle Sable
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)