Form 10-Q
period 2024-09-30
Perimeter Solutions, SA
filed 2024-11-12
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

28, Boulevard Raiffeisen, L-2411 Luxembourg Grand Duchy of Luxembourg 352 2668 62-1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, there were 146,227,972 ordinary shares, nominal value $1.00 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended September 30, 2024 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
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
•our plans to incorporate disclosure and reporting requirements pursuant to newly issued Accounting Standard Updates issued by the Financial Accounting Standards Board and their impact on our disclosures and consolidated financial statements;
•our expectations regarding the timing and impacts of the Redomiciliation Transaction (as defined below);
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
•compliance with securities regulations and Accounting Standard Updates issued by the Financial Accounting Standards Board;
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

		Page
Cautionary Statement Regarding Forward-Looking Statements		2
PART I	FINANCIAL INFORMATION	6
Item 1.	Financial Statements	6
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	6
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	7
	Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	11
	1. Description of Business and Basis of Presentation	11
	2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements	12
	3. Balance Sheet Components	14
	4. Goodwill and Other Intangible Assets	15
	5. Leases	16
	6. Long-Term Debt and Redeemable Preferred Shares	17
	7. Income Taxes	18
	8. Commitments and Contingencies	19
	9. Equity	19
	10. Share-Based Compensation	19
	11. Fair Value Measurements	21
	12. Related Parties	23
	13. Revenue Recognition	23
	14. (Loss) Earnings Per Share	24
	15. Segment Information	24
	16. Subsequent Event	25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

SIGNATURES		38

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$223,053	$47,276
Accounts receivable, net	97,566	39,593
Inventories	108,366	145,652
Prepaid expenses and other current assets	9,732	18,493
Total current assets	438,717	251,014
Property, plant and equipment, net	61,552	59,402
Operating lease right-of-use assets	14,966	16,339
Finance lease right-of-use assets	6,322	6,064
Goodwill	1,036,481	1,036,279
Customer lists, net	646,136	674,786
Technology and patents, net	171,393	180,653
Tradenames, net	85,760	89,568
Other assets, net	978	1,317
Total assets	$2,462,305	$2,315,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,082	$21,639
Accrued expenses and other current liabilities	65,040	30,710
Founders advisory fees payable - related party	15,148	2,702
Deferred revenue	8,792	—
Total current liabilities	112,062	55,051
Long-term debt, net	667,447	666,494
Operating lease liabilities, net of current portion	13,582	14,908
Finance lease liabilities, net of current portion	6,094	5,547
Deferred income taxes	253,956	253,454
Founders advisory fees payable - related party	294,865	56,917
Redeemable preferred shares	108,934	105,799
Redeemable preferred shares - related party	2,805	2,764
Other liabilities	2,377	2,193
Total liabilities	1,462,122	1,163,127
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $1 nominal value per share, 4,000,000,000 shares authorized; 166,843,819 and 165,066,195 shares issued; 145,240,338 and 146,451,005 shares outstanding at September 30, 2024 and December 31, 2023, respectively	166,844	165,067
Treasury shares, at cost; 21,603,481 and 18,615,190 shares at September 30, 2024 and December 31, 2023, respectively	(127,827)	(113,407)
Additional paid-in capital	1,707,664	1,701,163
Accumulated other comprehensive loss	(15,605)	(19,710)
Accumulated deficit	(730,893)	(580,818)
Total shareholders’ equity	1,000,183	1,152,295
Total liabilities and shareholders’ equity	$2,462,305	$2,315,422
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$288,417	$142,658	$474,737	$262,653
Cost of goods sold	107,195	72,825	199,546	153,096
Gross profit	181,222	69,833	275,191	109,557
Operating expenses:
Selling, general and administrative expense	18,520	12,693	45,888	32,936
Amortization expense	13,765	13,778	41,291	41,312
Founders advisory fees - related party	184,176	(24,544)	253,097	(108,806)
Intangible impairment	—	40,738	—	40,738
Other operating expense	—	—	—	10
Total operating expenses	216,461	42,665	340,276	6,190
Operating (loss) income	(35,239)	27,168	(65,085)	103,367
Other expense (income):
Interest expense, net	10,054	10,448	31,292	30,938
Gain on contingent earn-out	—	(7,665)	—	(7,273)
Foreign currency (gain) loss	(1,354)	1,384	163	756
Other expense (income), net	151	(60)	252	29
Total other expense, net	8,851	4,107	31,707	24,450
(Loss) income before income taxes	(44,090)	23,061	(96,792)	78,917
Income tax (expense) benefit	(45,077)	(3,779)	(53,283)	1,810
Net (loss) income	(89,167)	19,282	(150,075)	80,727
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,637	(8,673)	4,105	(4,865)
Total comprehensive (loss) income	$(78,530)	$10,609	$(145,970)	$75,862
(Loss) earnings per share:
Basic	$(0.61)	$0.13	$(1.03)	$0.52
Diluted	$(0.61)	$0.12	$(1.03)	$0.48
Weighted average number of ordinary shares outstanding:
Basic	145,222,189	153,694,160	145,247,477	155,958,492
Diluted	145,222,189	165,479,465	145,247,477	167,743,797

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	165,066,195	$165,067	18,615,190	$(113,407)	$1,701,163	$(19,710)	$(580,818)	$1,152,295
Share-based compensation	—	—	—	—	1,742	—	—	1,742
Ordinary shares issued related to founders advisory fees - related party	1,758,464	1,758	—	—	(1,758)	—	—	—
Ordinary shares repurchased	—	—	2,969,357	(14,278)	—	—	—	(14,278)
Net loss	—	—	—	—	—	—	(82,558)	(82,558)
Other comprehensive loss	—	—	—	—	—	(5,543)	—	(5,543)
Balance, March 31, 2024	166,824,659	$166,825	21,584,547	$(127,685)	$1,701,147	$(25,253)	$(663,376)	$1,051,658
Share-based compensation	—	—	—	—	2,994	—	—	2,994
Ordinary shares repurchased	—	—	18,535	(139)	—	—	—	(139)
Net income	—	—	—	—	—	—	21,650	21,650
Other comprehensive loss	—	—	—	—	—	(989)	—	(989)
Balance, June 30, 2024	166,824,659	$166,825	21,603,082	$(127,824)	$1,704,141	$(26,242)	$(641,726)	$1,075,174
Share-based compensation	—	—	—	—	3,312	—	—	3,312
Ordinary shares repurchased	—	—	399	(3)	—	—	—	(3)
Warrants exercised	19,160	19			211			230
Net loss	—	—	—	—	—	—	(89,167)	(89,167)
Other comprehensive income	—	—	—	—	—	10,637	—	10,637
Balance, September 30, 2024	166,843,819	$166,844	21,603,481	$(127,827)	$1,707,664	$(15,605)	$(730,893)	$1,000,183

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

See accompanying notes to condensed consolidated financial statements..

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(150,075)	$80,727
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Founders advisory fees - related party (change in fair value)	253,097	(108,806)
Depreciation and amortization expense	49,215	48,493
Interest and payment-in-kind on preferred shares	5,292	5,094
Share-based compensation	8,048	(130)
Non-cash lease expense	3,875	3,353
Deferred income taxes	663	(11,302)
Intangible impairment	—	40,738
Amortization of deferred financing costs	1,291	1,243
Gain on contingent earn-out	—	(7,273)
Foreign currency loss	163	756
Loss on disposal of assets	13	3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(57,880)	(46,216)
Inventories	37,373	2,674
Prepaid expenses and other current assets	1,571	4,966
Accounts payable	1,375	(17,999)
Deferred revenue	8,792	1,169
Income taxes payable, net	21,510	(8,784)
Accrued expenses and other current liabilities	16,151	9,024
Founders advisory fees - related party (cash settled)	(2,702)	(4,655)
Operating lease liabilities	(2,426)	(3,206)
Financing lease liabilities	(374)	(172)
Other, net	(597)	69
Net cash provided by (used in) operating activities	194,375	(10,234)
Cash flows from investing activities:
Purchase of property and equipment	(9,071)	(6,630)
Proceeds from short-term investments	5,383	—
Net cash used in investing activities	(3,688)	(6,630)
Cash flows from financing activities:
Ordinary shares repurchased	(14,420)	(37,247)
Principal payments on finance lease obligations	(544)	(251)
Net cash used in financing activities	(14,964)	(37,498)
Effect of foreign currency on cash and cash equivalents	54	(627)
Net change in cash and cash equivalents	175,777	(54,989)
Cash and cash equivalents, beginning of period	47,276	126,750
Cash and cash equivalents, end of period	$223,053	$71,761
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,286	$19,971
Cash paid for income taxes	$31,414	$20,562
Non-cash activities:
Warrants exercised	$230	$—

See accompanying notes to condensed consolidated financial statements

PERIMETER SOLUTIONS, SA AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Organization and General
Perimeter Solutions, SA (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg. PSSA is headquartered in the Grand Duchy of Luxembourg with business operations across the globe. PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on the New York Stock Exchange ("NYSE") and trade under the symbol "PRM". The condensed consolidated financial statements herein include the assets, liabilities, and results of operations of PSSA and its subsidiaries, all of which are wholly owned by PSSA (collectively, the “Company”).
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
The Specialty Products segment produces and sells Phosphorus Pentasulfide ("P2S5") in several end markets and applications, including high quality specialty chemicals, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the high quality specialty chemicals end market, currently the Company’s largest end market application, P2S5, is primarily used in the production of a family of compounds called Zinc Dialkyldithiophosphates (“ZDDP”), which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
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
Accounting Policies
As of September 30, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to its consolidated financial statements included in the Company’s 2023 Annual Report.

Reclassification
In 2024, the Company changed the presentation of freight expense from selling, general and administrative expense to cost of goods sold, to better match freight expense with freight income. The change has been applied retrospectively to the condensed consolidated financial statements for the prior periods presented in this Quarterly Report. The impact to the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 is presented in the following table (in thousands). There was no impact on previously reported balances in the accompanying condensed consolidated balance sheet or statement of cash flows.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Cost of goods sold	$69,357	$72,825	$3,468	$144,509	$153,096	$8,587
Gross profit	73,301	69,833	(3,468)	118,144	109,557	(8,587)
Selling, general and administrative expense	16,161	12,693	(3,468)	41,523	32,936	(8,587)
Total operating expenses	46,133	42,665	(3,468)	14,777	6,190	(8,587)
Operating income	27,168	27,168	—	103,367	103,367	—
Net income	19,282	19,282	—	80,727	80,727	—
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expense categories and amounts for each reportable segment on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The most significant provision of this standard requires the Company to disclose information about significant segment expenses and other segment items that are regularly provided to the chief operating decision-maker (“CODM”). The Company will adopt this ASU retrospectively for the annual period beginning on January 1, 2024 and for interim periods beginning on January 1, 2025.
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

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	September 30, 2024	December 31, 2023
Inventories:
Raw materials and manufacturing supplies	$55,163	$77,657
Work in process	264	224
Finished goods	52,939	67,771
Total inventories	$108,366	$145,652

Prepaid Expenses and Other Current Assets:
Advance to vendors	$2,897	$3,197
Prepaid insurance	917	5,567
Prepaid value-added taxes	1,868	897
Short-term investments	—	5,519
Income tax receivable	—	1,714
Other	4,050	1,599
Total prepaid expenses and other current assets	$9,732	$18,493

Property, Plant and Equipment:
Buildings	$4,004	$3,986
Leasehold improvements	2,820	2,743
Furniture and fixtures	521	516
Machinery and equipment	70,179	63,202
Vehicles	4,095	4,114
Construction in progress	6,836	4,695
Total property, plant and equipment, gross	88,455	79,256
Less: Accumulated depreciation	(26,903)	(19,854)
Total property, plant and equipment, net	$61,552	$59,402

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$5,508	$3,483
Accrued salaries	2,344	2,336
Accrued employee benefits	1,426	1,185
Accrued interest	16,179	8,342
Accrued purchases	4,414	2,072
Accrued income taxes	27,915	7,100
Operating lease liabilities	2,259	2,146
Finance lease liabilities	752	600
Other	4,243	3,446
Total accrued expenses and other current liabilities	$65,040	$30,710
Depreciation expense related to property, plant and equipment was $2.7 million and $7.9 million for the three and nine months ended September 30, 2024, respectively, and $2.5 million and $7.2 million for the three and nine months ended September 30, 2023, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
The Company had an allowance for doubtful accounts, included in accounts receivable, net of $1.1 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2023	$863,889	$172,390	$1,036,279
Foreign currency translation	(393)	595	202
Balance, September 30, 2024	$863,496	$172,985	$1,036,481
Intangible assets and related accumulated amortization as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024
	Estimated Useful Life (in years)	Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$—	$(5,675)	$(109,189)	$646,136
Technology and patents	20	250,000	(40,738)	(2,086)	(35,783)	171,393
Tradenames	20	101,000	—	(747)	(14,493)	85,760
Balance, September 30, 2024		$1,112,000	$(40,738)	$(8,508)	$(159,465)	$903,289

	December 31, 2023
	Estimated Useful Life (in years)	Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$—	$(5,294)	$(80,920)	$674,786
Technology and patents	20	250,000	(40,738)	(2,096)	(26,513)	180,653
Tradenames	20	101,000	—	(691)	(10,741)	89,568
Balance, December 31, 2023		$1,112,000	$(40,738)	$(8,081)	$(118,174)	$945,007
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
Amortization expense for definite-lived intangible assets was $13.8 million for the three months ended September 30, 2024, and 2023, and $41.3 million for the nine months ended September 30, 2024 and 2023.
Estimated annual amortization expense of intangible assets for the next five years ended December 31 and thereafter is as follows (in thousands):

Amount
2024 remaining	$13,338
2025	53,350
2026	53,350
2027	53,350
2028	53,350
Thereafter	676,551
Total	$903,289

5. LEASES
Lease cost for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost (1)	$888	$1,082	$2,640	$3,353
Finance lease cost:
Amortization of right-of-use assets	236	217	836	335
Interest on lease liabilities	129	106	399	181
Total lease cost	$1,253	$1,405	$3,875	$3,869

Reported in:
Cost of goods sold	$1,112	$1,268	$3,435	$3,532
Selling, general and administrative expense	141	137	440	337
Total lease cost	$1,253	$1,405	$3,875	$3,869
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of September 30, 2024, the weighted-average remaining lease terms of the Company’s operating leases and finance leases were approximately 7.9 years and 6.5 years , respectively, and the weighted-average discount rates applied were 6.8% and 7.6%, respectively.
Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$2,426	$3,206
Operating cash flows for finance leases	374	172
Financing cash flows for finance leases	544	251
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$273	$4,492
Financing leases	790	5,677
Net change in operating lease right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$(34)	$(1,514)
As of September 30, 2024, the estimated future minimum payment obligations for non-cancelable operating and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$830	$319
2025	3,223	1,189
2026	2,886	1,078
2027	2,704	932
2028	2,006	1,632
Thereafter	9,078	4,243
Total lease payments	20,727	9,393
Less: imputed interest	(4,886)	(2,547)
Present value of lease liabilities	$15,841	$6,846

6. LONG-TERM DEBT AND REDEEMABLE PREFERRED SHARES
Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(7,553)	(8,506)
Long-term debt, net	$667,447	$666,494
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
As of September 30, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
Senior Notes
SK Intermediate II has $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (“Senior Notes”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.

The Senior Notes are general, secured, senior obligations of SK Intermediate II; rank equally in right of payment with all existing and future senior indebtedness of SK Intermediate II (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of SK Intermediate II that is not secured by the collateral. The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of SK Intermediate II’s existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting SK Intermediate II’s ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the SK Intermediate II’s assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business. As of September 30, 2024 the Company was in compliance with all covenants.
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
The Company, under its articles of association (the "Articles") is mandatorily required to redeem the Redeemable Preferred Shares at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Redeemable Preferred Shares or (iii) upon the occurrence of a change of control, as defined in the Company’s Articles. Due to the fact that the Redeemable Preferred Shares are mandatorily redeemable, the Redeemable Preferred Shares are classified as a liability in the accompanying condensed consolidated balance sheets, and $1.8 million, $5.3 million, $1.7 million, and $5.1 million of dividends on these Redeemable Preferred Shares for the three and nine ended September 30, 2024 and 2023, respectively, were recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Preferred dividends in arrears were $11.7 million and $8.6 million at September 30, 2024 and December 31, 2023, respectively.
The Redeemable Preferred Shares have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Ordinary Shares with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At September 30, 2024 and December 31, 2023, the redemption price was $111.7 million and $108.6 million, respectively.
7. INCOME TAXES
The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate was (102.24)% and (55.05)% for the three and nine months ended September 30, 2024, respectively, and 16.39% and (2.29)% for the three and nine months ended September 30, 2023, respectively. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to be benefited in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of September 30, 2024 and 2023 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more likely than not to be realized.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of September 30, 2024, it is not expected that the Company's unrecognized tax benefits will decrease within twelve months.
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
Commitments
The Company has an agreement to purchase various types of capital equipment up to $5.0 million through October 2027. As of September 30, 2024, the Company has paid $3.2 million to the supplier and the remaining $1.8 million will be paid through April 2027.
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
During the three and nine months ended September 30, 2024, the Company repurchased 399 and 2,988,291 Ordinary Shares, respectively, under its Share Repurchase Plan. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
During both the three and nine months ended September 30, 2024, the Company issued 19,160 Ordinary Shares related to 76,640 warrants that were exercised in September 2024.
As of September 30, 2024, there were 145,240,338 Ordinary Shares, 33,766,800 warrants and 10,000,000 Redeemable Preferred Shares outstanding.
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
During the nine months ended September 30, 2024, the Company granted 4,655,000 performance-based non-qualified stock options ("PBNQSO") that vest based on the achievement of certain performance goals to its employees and independent directors. The Company recognizes compensation costs for PBNQSO granted in 2024 based on the estimated fair value of the awards on the date of grant. The Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Hull-White model. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
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
As of September 30, 2024, there were 15,134,171 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $2.94 to $14.00 per Ordinary Share and expire ten years from the grant date.
The table below summarizes the PBNQSO activity for the nine months ended September 30, 2024:

	Number of Options	Weighted-Average Exercise/ Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,244,171	$9.30
Granted	4,655,000	$6.43
Exercised	—	$—
Forfeited	(525,000)	$7.40
Cancelled	(240,000)	$8.63
Outstanding at September 30, 2024	15,134,171	$8.49	8.10	$76,230
Options vested and exercisable	245,004	$10.00	5.36	$845
The assumptions used to fair value the PBNQSO granted during the nine months ended September 30, 2024 using the Hull-White model was as follows:

September 30, 2024
Dividend yield	—%
Expected volatility	39.00% to 44.00%
Expected term (years)	10.00
Suboptimal exercise multiple	2.50
Drift rate	3.72% to 4.42%
Weighted average exercise price of options granted	$6.43
Weighted average fair value of options granted	$3.45
Non-cash share-based compensation expense recognized by the Company for the three and nine months ended September 30, 2024 was $3.3 million and $8.0 million, respectively. Non-cash share-based compensation expense (benefit) recognized by the Company for the three and nine months ended September 30, 2023 was $1.7 million and $(0.1) million, respectively.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimates. As of September 30, 2024, there was approximately $21.6 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.59 years.
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
As of September 30, 2024 and December 31, 2023, the fair value of the Fixed Annual Advisory Amount was calculated to be $121.2 million and $42.5 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of Ordinary Shares of $12.85 and $4.51, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $498.8 million and $71.3 million, respectively.
For the three and nine months ended September 30, 2024, the Company recognized an increase in the compensation expense related to the founders advisory fees-related party due to an increase in fair value for liability-classified Advisory Amounts of $184.2 million and $253.1 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized a decrease in the compensation expense related to the founders advisory fees-related party due to a decrease in fair value for liability-classified Advisory Amounts of $24.5 million and $108.8 million, respectively.
11. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrues interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Redeemable Preferred Shares equals the redemption price, which approximates fair value. At September 30, 2024 and December 31, 2023, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $649.1 million and $587.9 million, respectively.
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
Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements Using:
September 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$60,596	$—	$249,417	$310,013

December 31, 2023
Liabilities:
Founders advisory fees payable - related party	$23,972	$—	$35,647	$59,619
The fair value of the founders advisory fees payable is based on the appreciation of the market price of Ordinary Shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model, which requires the input of subjective assumptions, including the fair value of the underlying Ordinary Shares, the risk-free interest rate, the expected equity volatility, and the expected term of the Founder Advisory Agreement. See Note 10, “Share-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable.
Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Founders Advisory Fees Payable - Related Party	Founders Advisory Fees Payable - Related Party
Fair value, beginning of period	$89,317	$35,647
Founders advisory fees - related party, change in fair value	160,100	213,770
Fair value, end of period	$249,417	$249,417

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out
Fair value, beginning of period	$51,729	$7,665	$118,490	$7,273
Founders advisory fees - related party, change in fair value	(19,414)	—	(86,175)	—
Gain on contingent earn-out	—	(7,665)	—	(7,273)
Fair value, end of period	$32,315	$—	$32,315	$—
During the year ended December 31, 2023, due to a downward revision in the revenue forecast of the contingent earn-out eligible fire retardant product, the Company determined that $7.7 million in contingent earn-out payable to LaderaTech was no longer probable. Accordingly, the Company recorded a gain of $7.7 million during the year ended December 31, 2023. For this reason, the Company no longer recognizes a contingent earn-out payable as of September 30, 2024.

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
As of September 30, 2024, the Company calculated the fair value of the Fixed Annual Advisory Amounts using the period end volume weighted average closing share price of Ordinary Shares for ten consecutive trading days of $12.85 and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. These approaches resulted in fair values of $121.2 million for the Fixed Annual Advisory Amount and $498.8 million for the Variable Annual Advisory Amount, of which 50% may be paid in cash and recorded as a liability and the remaining 50% would be settled in Ordinary Shares. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period.
For the three and nine months ended September 30, 2024, the Company recognized an increase in share-based compensation expense related to an increase in fair value for liability-classified Advisory Amounts of $184.2 million and $253.1 million primarily due to the increase in price of its Ordinary Shares.
13. REVENUE RECOGNITION
Disaggregation of revenues
Amounts for products sold are recognized at a point in time, whereas amounts for contract services associated with full-service and portable retardant are recognized over time. Revenues for the three and nine months ended September 30, 2024 and 2023 are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from products	$235,150	$122,347	$387,767	$238,207
Revenues from services	53,227	19,845	86,744	23,483
Other revenues	40	466	226	963
Total net sales	$288,417	$142,658	$474,737	$262,653

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
Basic and diluted weighted average shares outstanding and (loss) earnings per share were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(89,167)	$19,282	$(150,075)	$80,727

Weighted-average shares outstanding:
Weighted average shares used in computing (loss) earnings per share, basic	145,222,189	153,694,160	145,247,477	155,958,492
Founders advisory fees	—	11,785,305	—	11,785,305

Weighted average shares used in computing (loss) earnings per share, diluted	145,222,189	165,479,465	145,247,477	167,743,797

Basic (loss) earnings per share	$(0.61)	$0.13	$(1.03)	$0.52

Diluted (loss) earnings per share	$(0.61)	$0.12	$(1.03)	$0.48
As of September 30, 2024, 38.8 million Ordinary Shares issuable under the Founder Advisory Agreement towards Variable Annual Advisory Amount were excluded from the diluted earnings per share calculation as the contingency related to the instrument had not been met. In addition, 15.1 million PBNQSO, 8.4 million Ordinary Shares equivalent warrants and 9.4 million Ordinary Shares issuable under the Founder Advisory Agreement towards Fixed Annual Advisory Amount were excluded, as applicable, from the diluted earnings per share calculation as their effect would have been anti-dilutive. As of September 30, 2023, 11.5 million PBNQSOs and 12.9 million Ordinary Shares issuable under the Founder Advisory Agreement were excluded from the diluted earnings per share calculation as the contingencies related to such instruments had not been met. In addition, 8.5 million Ordinary Shares equivalent warrants were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.
15. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products.
The Fire Safety segment manufactures and sells fire retardant and firefighting foam products, as well as specialized equipment and services typically offered in conjunction with these retardant and foam products.
The Specialty Products segment produces and sells P2S5 used in several end markets and applications, including high quality specialty chemicals, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the high quality specialty chemicals end market, currently the Company’s largest end market application, P2S5 is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of engine oils with its main function to provide anti-wear protection to engine components. P2S5 is also used in pesticide and mining chemicals applications.
Interest income, interest expense, other income (expense) and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance by the CODM. The corporate category is not considered to be a segment. The CODM is the Company's Chief Executive Officer.
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
Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Fire safety
Products	$198,578	$97,969	$288,568	$165,718
Service and others	53,267	20,311	86,970	24,446
Total fire safety	251,845	118,280	375,538	190,164
Specialty products	36,572	24,378	99,199	72,489
Total net sales	$288,417	$142,658	$474,737	$262,653

Segment Adjusted EBITDA:
Fire safety	$157,479	$56,038	$212,877	$69,209
Specialty products	12,897	5,431	34,543	16,366
Total Segment Adjusted EBITDA	170,376	61,469	247,420	85,575
Less:
Depreciation and amortization	16,444	16,276	49,215	48,493
Interest and financing expense	10,054	10,448	31,292	30,938
Founders advisory fees - related party	184,176	(24,544)	253,097	(108,806)
Intangible impairment	—	40,738	—	40,738
Non-recurring expenses	1,834	22	2,397	1,942
Share-based compensation expense (benefit)	3,312	1,749	8,048	(130)
Gain on contingent earn-out	—	(7,665)	—	(7,273)
Foreign currency (gain) loss	(1,354)	1,384	163	756
(Loss) income before income taxes	$(44,090)	$23,061	$(96,792)	$78,917
16. SUBSEQUENT EVENT
On July 31, 2024, the Company filed a registration statement on Form S-4 with a preliminary proxy statement seeking shareholder approval to convert PSSA into a corporation incorporated under the laws of the State of Delaware (the “Redomiciliation Transaction”), after which, PSSA will continue as an entity under the name “Perimeter Solutions, Inc.” and the existing PSSA shareholders would hold shares of common stock in Perimeter Solutions, Inc. rather than in PSSA.
On October 25, 2024, the Company filed Amendment No. 1 to the registration statement on Form S-4 to amend certain information on the registration statement on Form S-4 filed on July 31, 2024. The Company expects to complete the Redomiciliation Transaction by December 31, 2024, subject to shareholder approval at a special meeting of shareholders on November 20, 2024. The Company is currently evaluating the potential impact on deferred taxes, resulting from and subject to the completion of the Redomiciliation Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2024 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2023 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Perimeter Solutions, SA (“PSSA”), a public company limited by shares (société anonyme) was incorporated on June 21, 2021 under the laws of the Grand Duchy of Luxembourg. PSSA is headquartered in the Grand Duchy of Luxembourg with business operations across the globe. PSSA's ordinary shares, nominal value, $1.00 per share (the “Ordinary Shares”), are listed on New York Stock Exchange ("NYSE") and trade under the symbol "PRM".
On July 31, 2024, the Company filed a registration statement on Form S-4 with a preliminary proxy statement seeking shareholder approval to convert PSSA into a corporation incorporated under the laws of the State of Delaware (the “Redomiciliation Transaction”), after which, PSSA will continue as an entity under the name “Perimeter Solutions, Inc.” and the existing PSSA shareholders would hold shares of common stock in Perimeter Solutions, Inc. rather than in PSSA.
On October 25, 2024, the Company filed Amendment No. 1 to the registration statement on Form S-4 to amend certain information on the registration statement on Form S-4 filed on July 31, 2024. The Company expects to complete the Redomiciliation Transaction by December 31, 2024, subject to shareholder approval at a special meeting of shareholders on November 20, 2024. The Company is currently evaluating the potential impact on deferred taxes, resulting from and subject to the completion of the Redomiciliation Transaction.
We are a global solutions provider, producing high-quality firefighting products and high quality specialty chemicals. Approximately 65% of our 2023 annual revenues were derived in the United States, approximately 15% in Europe and approximately 14% in Canada with the remaining approximately 6% spread across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment produces and sells P2S5 used in several end markets and applications, including high quality specialty chemicals, various agricultural applications, various mining applications, and emerging electric battery technologies. Within the high quality specialty chemicals end market, currently the Company’s largest end market application, P2S5, is primarily used in the production of a family of compounds called ZDDP, which is considered an essential component in the formulation of lubricating oils with its main function to provide anti-wear protection to engine components. In addition, ZDDP inhibits oxidation of lubricating oil by scavenging free radicals that initiate oil breakdown and sludge formation, resulting in better and longer engine function. P2S5 is also used in pesticide and mining chemicals applications. We offer several grades of P2S5 with varying degrees of phosphorus content, particle size, distribution, and reactivity to our global customers.

We operate four business units within our two reporting segments. The business unit structure is meant to promote the decentralized execution and accountability and maintain the geography and product-specific focus and granularity necessary to drive continued improvement in our key operational value drivers. Our key operational value drivers are profitable new business, pricing our products and services to the value they provide, and continued productivity improvements. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results.
In 2024, the Company changed the presentation of freight expense from selling, general and administrative expense to cost of goods sold, to better match freight expense with freight income. The change has been applied retrospectively to the condensed consolidated financial statements for the prior periods presented in this Quarterly Report. The impact to the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 is presented in the following table (in thousands). There was no impact on previously reported balances in the accompanying condensed consolidated balance sheet or statement of cash flows.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Cost of goods sold	$69,357	$72,825	$3,468	$144,509	$153,096	$8,587
Gross profit	73,301	69,833	(3,468)	118,144	109,557	(8,587)
Selling, general and administrative expense	16,161	12,693	(3,468)	41,523	32,936	(8,587)
Total operating expenses	46,133	42,665	(3,468)	14,777	6,190	(8,587)
Operating income	27,168	27,168	—	103,367	103,367	—
Net income	19,282	19,282	—	80,727	80,727	—
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
Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Total Company
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Net sales	$288,417	$142,658	$145,759	102%
Cost of goods sold	107,195	72,825	34,370	47%
Gross profit	181,222	69,833	111,389	160%
Operating expenses
Selling, general and administrative expense	18,520	12,693	5,827	46%
Amortization expense	13,765	13,778	(13)	—%
Founders advisory fees - related party	184,176	(24,544)	208,720	(850%)
Intangible impairment	—	40,738	(40,738)	(100%)
Total operating expenses	216,461	42,665	173,796	407%
Operating (loss) income	(35,239)	27,168	(62,407)	(230%)
Other expense (income):
Interest expense, net	10,054	10,448	(394)	(4%)
Gain on contingent earn-out	—	(7,665)	7,665	(100%)
Foreign currency (gain) loss	(1,354)	1,384	(2,738)	(198%)
Other expense (income), net	151	(60)	211	(352%)
Total other expense, net	8,851	4,107	4,744	116%
(Loss) income before income taxes	(44,090)	23,061	(67,151)	(291%)
Income tax expense	(45,077)	(3,779)	(41,298)	1093%
Net (loss) income	$(89,167)	$19,282	$(108,449)	(562%)

Net Sales. Net product and services sales increased by $145.8 million for the three months ended September 30, 2024, compared to the same period in 2023. Net sales in the Fire Safety segment increased by $133.6 million, representing a $132.9 million increase in fire retardant sales and a $0.7 million increase in fire suppressant sales. Fire retardant sales increased $131.5 million in the Americas and $1.7 million in Europe, partially offset by a decrease of $0.3 million in Asia Pacific. Retardant strength was driven by increasingly proactive use of air attack, and by extension of fire retardant, by our customers, as they combat the growing threat of wildfires, and by continued successful implementation of the Company’s strategies on profitable new business, as well as pricing our products and services to the value they provide. Fire suppressant sales increased by $0.7 million, primarily due to sales of fluorine-free foam concentrates. Net sales in the Specialty Products segment increased by $12.2 million, of which $8.0 million was an increase in Americas and $4.2 million was an increase in Europe. The growth in Specialty Products sales reflects an increase in purchases by our high-quality specialty chemicals customers.

Cost of Goods Sold. Cost of goods sold increased by $34.4 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase in the Fire Safety segment of $30.2 million was primarily due to a $29.5 million increase in labor, material and freight costs as a result of the increase in revenue and a $0.7 million increase in other costs. The $4.2 million increase in the Specialty Products segment was due to a $4.5 million increase in raw material, manufacturing and freight, offset by a $0.3 million decrease in other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $5.8 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to a $3.3 million increase in personnel related and share-based compensation expenses, a $1.0 million increase in professional fees, and a $1.5 million increase in other costs.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the three months ended September 30, 2024 of $184.2 million was primarily due to an increase in the average price per Ordinary Share from $7.75 as of June 30, 2024 to $12.85 as of September 30, 2024. The decrease in the fair value of the Annual Advisory Amount for the three months ended September 30, 2023 of $24.5 million was primarily due to a reduction in the average price per Ordinary Share from $5.89 as of June 30, 2023, to $5.02 September 30, 2023.
Intangible Impairment. Intangible impairment decreased by $40.7 million for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was due to the prior year impairment on the carrying value of the technology underlying the contingent earn-out eligible fire retardant product acquired by the Company during the purchase of LaderaTech in May 2020.
Foreign Currency (Gain) Loss. Foreign currency gain of $1.4 million for the three months ended September 30, 2024 reflects weakening of the U.S. dollar, primarily against the Euro. Foreign currency loss of $1.4 million for the three months ended September 30, 2023 reflects strengthening U.S. dollar, primarily against the Euro.
Income Tax Expense. Income tax expense increased by $41.3 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Net sales	$474,737	$262,653	$212,084	81%
Cost of goods sold	199,546	153,096	46,450	30%
Gross profit	275,191	109,557	165,634	151%
Operating expenses
Selling, general and administrative expense	45,888	32,936	12,952	39%
Amortization expense	41,291	41,312	(21)	—%
Founders advisory fees - related party	253,097	(108,806)	361,903	(333%)
Intangible impairment	—	40,738	(40,738)	(100%)
Other operating expense	—	10	(10)	(100%)
Total operating expenses	340,276	6,190	334,086	5397%
Operating (loss) income	(65,085)	103,367	(168,452)	(163%)
Other expense (income):
Interest expense, net	31,292	30,938	354	1%
Gain on contingent earn-out	—	(7,273)	7,273	(100%)
Foreign currency loss	163	756	(593)	(78%)
Other expense, net	252	29	223	769%
Total other expense, net	31,707	24,450	7,257	30%
(Loss) income before income taxes	(96,792)	78,917	(175,709)	(223%)
Income tax (expense) benefit	(53,283)	1,810	(55,093)	(3044%)
Net (loss) income	$(150,075)	$80,727	$(230,802)	(286%)
Net Sales. Net product and services sales for the nine months ended September 30, 2024 increased by $212.1 million compared to the same period in 2023. Net sales in the Fire Safety segment increased by $185.4 million, representing a $173.6 million increase in fire retardant sales and $11.8 million increase in fire suppressant sales. Fire retardant sales increased $174.4 million in the Americas, offset by decreases of $0.3 million in Asia Pacific and $0.5 million in Europe. Retardant strength was driven by increasingly proactive use of air attack, and by extension of fire retardant, by our customers, as they combat the growing threat of wildfires, and by continued successful implementation of the Company’s strategies on profitable new business, as well as pricing our products and services to the value they provide. Fire suppressant sales increased by $11.8 million, primarily due to sales of fluorine-free foam concentrates. Net sales in the Specialty Products segment increased by $26.7 million, of which $21.8 million was in the Americas and $4.9 million was in Europe. The growth in Specialty Products sales reflects an increase in purchases by our high-quality specialty chemicals customers.
Cost of Goods Sold. Cost of goods sold increased by $46.5 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in the Fire Safety segment of $38.9 million was primarily due to a $37.9 million increase in labor, material and freight costs as a result of the increase in revenue and a $1.0 million increase in other costs. The $7.6 million increase in the Specialty Products segment was due to a $9.4 million increase in raw material, manufacturing and freight, offset by a $1.8 million decrease in other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $13.0 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to a $9.5 million increase in personnel related and share-based compensation expenses and a $6.5 million increase in other costs, partially offset by $3.0 million decrease in professional fees.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount. The increase in the fair value of the Annual Advisory Amounts for the nine months ended September 30, 2024 of $253.1 million was primarily due to a increase in the average price per Ordinary Share from $4.51 as of December 31, 2023 to $12.85 as of September 30, 2024. The decrease in the fair value of the Annual Advisory Amount for the nine months ended September 30, 2023 of

$108.8 million was primarily due to a reduction in the average price per Ordinary Share from $8.86 as of December 31, 2022 to $5.02 as of September 30, 2023.
Intangible Impairment. Intangible impairment decreased by $40.7 million for the nine months ended September 30, 2023 compared to the same period in 2023. The decrease was due to the prior year impairment on the carrying value of the technology underlying the contingent earn-out eligible fire retardant product acquired by the Company during the purchase of LaderaTech in May 2020.
Income Tax (Expense) Benefit. Income tax expense increased by $55.1 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase is due primarily to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Business Segments
We use segment net sales and segment adjusted earnings before interest, taxes, depreciation and amortization (“Segment Adjusted EBITDA”) to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands) for the three and nine months ended September 30, 2024 compared to the same periods in 2023:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$251,845	$36,572	$118,280	$24,378
Segment Adjusted EBITDA	$157,479	$12,897	$56,038	$5,431
Adjusted EBITDA for our Fire Safety segment increased by $101.4 million during the three months ended September 30, 2024 compared with the same period in 2023. The increase was primarily due to higher net sales.
Adjusted EBITDA for our Specialty Products segment increased by $7.5 million during the three months ended September 30, 2024 compared with the same period in 2023. The increase was primarily due to higher net sales.

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$375,538	$99,199	$190,164	$72,489
Segment Adjusted EBITDA	$212,877	$34,543	$69,209	$16,366

Adjusted EBITDA for our Fire Safety segment increased by $143.7 million during the nine months ended September 30, 2024 compared with the same period in 2023. The increase was primarily due to higher net sales.
Adjusted EBITDA for our Specialty Products segment increased by $18.2 million during the nine months ended September 30, 2024 compared with the same period in 2023. The increase was primarily due to higher net sales.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future operating cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly. Our cash requirements, cash flows, indebtedness and available credit as of September 30, 2024 is discussed below.
We believe that our existing cash and cash equivalents of approximately $223.1 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of September 30, 2024 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of September 30, 2024, we expect our remaining fiscal year 2024 capital expenditure budget to cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
Warrants

On September 27, 2024, the Company executed a supplement (the “Supplement”) to the Warrant Instrument with Computershare Trust Company, N.A. and Computershare Inc. dated as of November 8, 2021 (the “Warrant Instrument”) permitting holders of all outstanding warrants of the Company issued to investors in connection with its initial public offering, which expired on November 11, 2024, to exercise their warrants on a cashless exercise basis. A copy of the Supplement, the notice provided to holders of warrants of the Company and the related press release can be found on our Form 8-K filed with the SEC on October 1, 2024.
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
As of September 30, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
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

We repurchased 399 and 2,988,291 Ordinary Shares during the three and nine months ended September 30, 2024, respectively. The repurchased Ordinary Shares were recorded at cost and are being held in treasury.
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
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash provided by (used in):
Operating activities	$194,375	$(10,234)
Investing activities	(3,688)	(6,630)
Financing activities	(14,964)	(37,498)
Effect of foreign currency on cash and cash equivalents	54	(627)
Net change in cash and cash equivalents	$175,777	$(54,989)
Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $194.4 million compared to net cash used in operating activities of $10.2 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the primary components of operating cash flows were net loss of $150.1 million, non-cash charges of $321.7 million and net operating asset reductions of $22.8 million. For the nine months ended September 30, 2023, the primary components of operating cash flows were net income of $80.7 million, non-cash benefits of $27.8 million and net operating asset investments of $63.1 million. The net operating asset reduction for the nine months ended September 30, 2024 was primarily related to inventories.
Investing Activities
Cash used in investing activities was $3.7 million and $6.6 million for the nine months ended September 30, 2024 and 2023 respectively. During the nine months ended September 30, 2024, the Company purchased property and equipment of $9.1 million offset by proceeds from short-term investments of $5.4 million upon settlement of a Euro denominated certificate of deposit. During the nine months ended September 30, 2023, the Company purchased property and equipment of $6.6 million.
Financing Activities
Cash used in financing activities was $14.9 million and $37.5 million for the nine months ended September 30, 2024 and 2023 respectively. During the nine months ended September 30, 2024, we repurchased outstanding Ordinary Shares for $14.4 million and made $0.5 million in principal payments on finance lease obligations. During the nine months ended September 30, 2023, we repurchased outstanding Ordinary Shares for $37.2 million and made principal payments on finance lease obligations of $0.3 million.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. The Company’s significant accounting policies and estimates are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of its consolidated financial statements included in the Company’s 2023 Annual Report filed on Form 10-K with the SEC on February 22, 2024. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the fair value of financial assets and liabilities, stock options, founder advisory fees and realizability of deferred tax assets. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on adjusted SOFR plus or base rate plus an applicable margin. At September 30, 2024, we had no borrowings outstanding under the Revolving Credit Facility.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at September 30, 2024, PSSA has evaluated, under the supervision and with the participation of the Company’s management, including PSSA’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, PSSA’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of Ordinary Share repurchases for the quarter ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2024 - July 31, 2024	399	$7.50	399	36,291,094
August 1, 2024 - August 31, 2024	—	$—	—	36,291,094
September 1, 2024 - September 30, 2024	—	$—	—	36,291,094
Total	399	$—	399
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information
(c) Trading Plans
During the three and nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Perimeter Solutions, SA

Date: November 12, 2024	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Kyle Sable
Kyle Sable
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)