Form 10-K
period 2024-12-31
Perimeter Solutions, Inc.
filed 2025-02-20
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-41027
_______________________________
PERIMETER SOLUTIONS, INC.
(Exact name of Registrant as specified in its Charter)
_________________________________________

Delaware	33-2098357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Maryland Avenue, Suite 350 Clayton, Missouri 63105
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (314) 396-7343
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PRM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of ordinary shares held by non-affiliates of the registrant, computed by reference to the closing sale price of the ordinary shares on the New York Stock Exchange as of June 30, 2024 the last business day of the registrant’s most recently completed second fiscal quarter, was $1,072,356,828.
As of February 18, 2025, there were 149,664,037 shares of Common Stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be filed within 120 days of December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K for the year ended December 31, 2024 (this “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•future financial performance, financial projections or estimates used, including any growth or expansion plans and opportunities;
•our ability to expand our business;
•our beliefs regarding certain trends and growth drivers in our fire safety business, including weather and climate trends;
•our ongoing commitment to manufacturing high-quality products in an environmentally-conscious way;
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
•our expectations regarding the impact of significant infrequent events, such as the ongoing regional conflicts in Ukraine or the Middle East, on our business as well as our ability to mitigate inflationary pressures;
•expectations concerning certain of our products’ ability to protect life and property as population settlement locations change;
•expectations concerning the markets in which we currently operate and intend to expand to in the coming years, overall economic conditions and disruptive weather events;
•our expectations regarding market risk;
•our expectations regarding the severity of future fire seasons and the extent to which fire retardant will be used to protect property in the future;
•expectations concerning repurchases of our Common Stock (as defined below) under the Share Repurchase Plan (as defined below);
•our expectation regarding the increase in the size and capacity of firefighting aircraft and fleets;
•our expectations regarding our future investments in fluorine-free foam technology;
•our expectations regarding the expiration of our patents;
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
•our expectations regarding the impacts of the Redomiciliation Transaction (as defined below);
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
•changes in the regulation of the chemical industry, a downturn in the specialty chemicals and/or fire retardant end markets or our failure to accurately predict the frequency, duration, timing, and severity of changes in demand in such markets;
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
•risks from changes to trade policies, tariffs and import/export regulations by the U.S. and/or other foreign governments;
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
•our intent to pursue acquisitions, which may adversely affect our business if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.
Risks Related to Regulatory and Legal Matters
•risks related to litigation by customers, suppliers and other third parties, including multi-district litigation and other legal proceedings;
•some of the products we produce may cause adverse health consequences or environmental impacts, and we are and may be subject in the future to product liability claims, and indemnity and insurance coverage could be inadequate or unavailable to cover these claims;
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

•environmental laws and regulations may subject us to significant liabilities.
Risks Related to Operating as a Public Company and Our Corporate Structure
•our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls;
•EverArc Founders (as defined below) may have interests that are different than the interests of our shareholders;
•payment of fees in cash pursuant to the advisory agreement entered into by EverArc (as defined below) on December 12, 2019 ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity") which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri (collectively, the "EverArc Founders") could reduce cash available for investment, working capital and distribution to shareholders; it being noted that the Founder Advisory Agreement has been assigned to the Company on November 9, 2021, pursuant to an assignment and assumption agreement entered into by the Company, EverArc (as defined below) and the EverArc Founder Entity;
•shareholders will experience dilution as a consequence of the issuance of our Common Stock (as defined below) as payment for fees under the annual Founder Advisory Agreement;
•if we terminate the Founder Advisory Agreement under certain circumstances, we have to pay a significant termination fee.
Risks Related to Taxes and the Redomiciliation Transaction
•anti-takeover provisions in the Company’s Certificate of Incorporation and Bylaws (“collectively, the “Organizational Documents”) could make an acquisition of us more difficult and limit attempts by our shareholders to replace or remove our current management;
•the Company’s Organizational Documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors or officers or other matters pertaining to our internal affairs;
•the expected benefits of the Redomiciliation Transaction may not be realized;
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

PART I
Item 1. Business.
Overview

We are a global solutions provider for the Fire Safety and Specialty Products industries. Our Fire Safety segment is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, structural, flammable liquids and other types of fires. Our Fire Safety segment also offers specialized equipment and services, typically in conjunction with our fire management products to support firefighting operations. Our service network can meet the emergency resupply needs of over 150 air tanker bases in North America, as well as many other customer locations globally. Our Specialty Products segment includes operations that develop, produce and market products for non-fire safety markets. The Company’s largest end market application for our Specialty Products segment is Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies.

We conduct our operations globally, with approximately 79% of our annual revenues derived in the United States, approximately 10% in Europe and approximately 6% in Canada with the remaining approximately 5% spread across various other countries.
Prior to November 20, 2024, we were a public limited liability company duly incorporated and validly existing under the laws of the Grand Duchy of Luxembourg, having its registered office at 28, Boulevard F.W. Raiffeisen, L-2411 Luxembourg, Grand Duchy of Luxembourg, and registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés, Luxembourg) under number B 256.548 (“Perimeter Luxembourg”). On November 20, 2024, we consummated the conversion (the “Redomiciliation Transaction” or “domestication”) of Perimeter Luxembourg into a corporation incorporated under the laws of the State of Delaware, after which Perimeter Luxembourg continues as an entity under the name “Perimeter Solutions, Inc.” (“we,” “us,” “our” or the “Company”). The domestication was completed in accordance with articles 100-2, 100-3 and 1300-2 of the Luxembourg law dated August 10, 1915 on commercial companies, as amended (the “Luxembourg Company Law”), the procedures of article 450-3 et seq. of the Luxembourg Company Law, and the domestication procedures of Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), pursuant to which the Company continued its legal existence in Delaware as if Perimeter Luxembourg had originally been incorporated under Delaware law.

Upon consummation of the Redomiciliation Transaction, each of Perimeter Luxembourg’s issued (i) ordinary shares, with a nominal value of $1.00 per share (the “Lux Ordinary Shares”) and (ii) redeemable preferred shares, with a nominal value of $10.00 each (the “Lux Preferred Shares”), automatically converted by operation of law on a one-for-one basis into (i) shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), and (ii) shares of preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”), respectively, in accordance with the terms of the Certificate of Incorporation of the Company (the “Certificate of Incorporation”).

Our Common Stock continues to be listed for trading under symbol “PRM” on the New York Stock Exchange (the “NYSE”), which is the same trading symbol as the Lux Ordinary Shares traded under prior to the Redomiciliation Transaction. As a result of the Redomiciliation Transaction, the Company became the successor issuer to Perimeter Luxembourg pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon consummation of the Redomiciliation Transaction, the CUSIP number relating to the Company’s Common Stock was changed to 71385M 107.
On November 9, 2021 (the “Closing Date”), Perimeter Luxembourg consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and the former parent company of Perimeter Luxembourg ("EverArc"), SK Invictus Holdings, S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg ("SK Holdings"), SK Invictus Intermediate S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg ("SK Intermediate"), doing business under the name Perimeter Solutions and EverArc (BVI) Merger Sub Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and a wholly-owned subsidiary of Perimeter Luxembourg ("Merger Sub") pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021.

In connection with the Business Combination, the Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of Perimeter Luxembourg (the “Merger”). The Merger was accounted for as a common control transaction, where substantially all of the net assets of Perimeter Luxembourg were those previously held by EverArc. The acquisition of SK Intermediate was accounted for using the acquisition method of accounting and the financial statements reflect a new basis of accounting based on the fair value of the net assets acquired.
Segments
Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
Fire Safety Segment
The Fire Safety segment provides fire retardants and firefighting foams, as well as specialized equipment and services typically offered in conjunction with our retardant and foam products.
Fire Retardants
Our fire retardants help slow, stop and prevent wildfires by chemically altering fuels (e.g., vegetation) and rendering them non-flammable. Fire retardant is typically applied ahead of an active wildland fire to stop or slow its spread, in order to allow ground-based firefighters to safely extinguish the fire. Retardants can be applied aerially via fixed or rotor wing aircraft, or by ground using standard fire engines or dedicated ground-applied retardant units. Our products are differentiated by a high level of retardant effectiveness, visibility, viscosity, adherence to vegetation, and persistence through weathering.
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

Class A foam is primarily used to combat structural fires and wildfires. Class A foam is specially formulated with surfactants that significantly reduce the foam solution’s surface tension making it more effective for structural fire suppression. The foam solution when mixed with air, creates a foam blanket that covers the fuels and provides a barrier between the fuels and air that reduces the time to extinguish the fire, amount of water needed to extinguish the fire, water damage, and increases firefighter safety through quicker knockdown and reduced mop-up/overhaul requirements. Our Class A foam products are used by wildland firefighters to suppress wildland fires and are typically applied from various fixed wing air tankers, helicopters equipped with fixed tanks or buckets, standard fire engines or rapid attack brush trucks, or 5-gallon backpacks. In addition to wildfire and municipal responses, Class A foam is used in prescribed burns to control a fire that is intentionally set to manage forests clearing out dead trees and undergrowth.

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
We believe that we are an innovation leader in foams. Our Class B foams either use only C6 fluorosurfactant or are fluorine free. We offer several ground-breaking fluorine free firefighting foam formulations to aid the industry transition to reduce or eliminate the use of firefighting foams that contain Per- and polyfluoroalkyl substances (“PFAS”) in favor of fluorine-free foams. We believe that our products are “ahead of the curve” on many fronts – including fire control performance, reduced viscosity, drainage time and higher stability.
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
Specialty Products Segment

Our Specialty Products segment includes operations that develop, produce and market products for non-fire safety markets. The Company’s largest end market application for our Specialty Products segment is P2S5 based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies.

The P2S5 production process requires a high degree of technical expertise given the reactivity and need for safe transportation and handling. We are committed to being a technology and safety leader, with strong product stewardship and a strong safety track-record. We also conduct regular customer visits and provide extensive technical training to ensure customers are committed to operating safely. We are focused on being an innovation leader, with patented superior storage and handling equipment to safely and efficiently handle and transport P2S5 with lower cost and maintenance requirements.
Key Market Drivers
There are several key market drivers for our business in the Fire Safety and Specialty Products segments.
Higher Acres Burned and Longer Fire Seasons
The USDA Forest Service data of the last 40 years shows that the acreage burned in the United States has increased over time. While there is variability in the acreage burned in any given year, the ten-year trailing average of acres burned in the United States has increased from a ten-year trailing average of 3.3 million acres burned in 1997, to a ten-year trailing average of 7.5 million acres burned in 2024. The year 2020 was the most intense fire year recorded in U.S. history with over 10 million acres burned. The U.S. fire season is also lengthening on a consistent basis – according to a 2016 report published by Climate Central, the U.S. fire season is on average 105 days longer than it was in 1970. Climate Central also reported that the average number of large fires (larger than 1,000 acres) burning each year had tripled between the period of 1970s to 2010s, and the acres burned by such fires showed a six-fold increase in the 2010s compared to the 1970s. If acreage burned continues to increase and the fire season continues to lengthen, we expect the demand and usage of fire retardant to increase.
Increasing Wildland Urban Interfaces
Urban development is pushing farther out of cities and into the wilderness for both primary and secondary residences. For example, according to Proceedings of the National Academy of Sciences of the United States of America (“PNAS”), the Wildland-Urban Interface (“WUI”), an area where houses and wildland vegetation meet and intermingle, grew rapidly from 1990 to 2010 in terms of both number of new houses and land area, such that it was the fastest-growing land use type in the conterminous United States, with 97% of that growth the result of new housing. As of 2018, the WUI now includes one-third of all homes in the United States although it occupies less than one-tenth of the land area in the U.S. According to PNAS, when homes are built in the WUI, we expect that there will be more wildfires due to human ignitions, and wildfires that occur will pose a greater risk to lives and homes. As the WUI expands and the number of homes at risk from wildland fires increases, we expect the use of retardant to protect property and life from threatening wildfires to increase.
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
Value-Based and Dynamic Pricing Model Protects Attractive Margins
We believe that our comprehensive and closely intertwined product, equipment, and service offerings (described above) provides tremendous value to our customers and serves as an important differentiator. Furthermore, we are able to structure tiered pricing, availability pricing and annual pricing escalators with key customers, allowing the business to cover a portion of certain fixed costs in lower-volume years and protect margins over time.
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
In the Specialty Products segment, our competitive advantage is based primarily on our long-standing record of reliability and customer support, our global supply capability for critical, high quality raw materials, and our technical expertise to handle and transport hazardous products and manage complex logistics. We have the largest fleet of specialized tote bins in the world that utilize patented technology to ensure safe handling and transport of our products.
Move Toward Fluorine-Free Firefighting Foams
There is an accelerating transition in the fire suppression market towards products that do not contain intentionally added PFAS. We expect Fluorine-Free Foams (“FFF”) to account for a growing percentage of the firefighting foam market over the next several years. We believe that we are positioned to be one of the key players in the FFF market. For example, we introduced SOLBERG® AVIGARD™ 3B and 6B for the aviation market, SOLBERG® VERSAGARD™ AS-100 for use wherever flammable and combustible liquids are stored, transported, or processed, SOLBERG VERSAGARD 1x3

FFF, the first 1x3 FFF on the market for the emergency response and SOLBERG® RE-HEALING SP-100 for sprinkler applications, with the latter being the latest addition to the most comprehensive FFF platform in the market. In September 2023, SOLBERG 3% MIL-SPEC SFFF became the first Qualified Product List (“QPL”) approved Fluorine Free MIL-SPEC product for military installations and airport emergency response. We expect to continue to invest to advance fluorine-free foam technology, enhance our third-party certifications like Underwriters Laboratory UL162, Factory Mutual (FM5130), EN1568 and MIL-SPEC for our FFF and equipment providing innovative, sustainable solutions protecting people, property, assets and ensuring business continuity for our customers.
We are also in a unique position to assist customers in their transitions to FFF. We provide a variety of specialized equipment to customers, including fire suppression system components used in conjunction with our fluorine free offerings. We are also experienced in transition activities, including advising on system modifications associated with transition to fluorine-free solutions, as well as performance testing to verify compliance with national and industry standards for new fluorine-free systems. For example, in the past, we have assisted Brisbane Airport (Australia), Schiphol Airport (Netherlands) and Transport Canada in their respective transitions to FFF and fluorine-free systems.
Nighttime Retardant Operations Opportunity

Nighttime retardant operations represent a significant expansion in the wildfire business. After several years of study and preparation, in 2021, a cooperative initiative among California counties, a helicopter company and the Company was created to provide limited retardant support for nighttime operations. The program was utilized and successfully expanded from 2022 to 2024, with 2024 being the most active year yet for the program.
Growth in Miles Driven, Opportunities in Secondary Markets

The Company’s largest end market application for our Specialty Products segment is P2S5 based lubricant additives. The consumption of lubricant additives is driven by the social and economic trends globally of increased vehicle production and miles driven. The number of global miles driven has generally increased over time resulting in more engine wear and tear and increased demand for motor oil. Secondary markets for P2S5 include agricultural applications in the production of intermediates for pesticides and insecticides, flotation chemistry in the mining industry, and for hydraulic and cutting fluids. A significant development opportunity exists for P2S5 in the emerging technology of lithium sulfide solid state electrolytes used in batteries for the electric vehicle market.
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
In addition to our Rancho Cucamonga facility, we have fire retardant production capability at two Canadian plants: one in Kamloops, British Columbia and the other in Sturgeon County, Alberta. These sites manufacture Phos-Chek® products for sale to Canadian customers. Our production facility in Aix-En-Provence, France, provides fire retardant to our European Union (“EU”) and Israeli customers, while our New South Wales, Australia, facility has repackaging and storing capability to serve our Australian customers.
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

Firefighting Foams
We produce firefighting foam products in Green Bay, Wisconsin and Mieres, Spain. Our Green Bay, Wisconsin facility produces Class A and Class B foams. Our Mieres, Spain, facility also produces Class A and Class B foams. Both facilities have significant research and development capabilities and live fire testing capabilities. We have firefighting foam equipment manufacturing capabilities at our Post Falls, Idaho facility as well as at our tolling facility in Port Arthur, Texas.
Specialty Products
We have three key Specialty Products production facilities. One is a tolling facility in Sauget, Illinois, operated by Flexsys Chemical Company, that primarily serves our P2S5 customers in North America. The second facility is located in Knapsack Chemical Park in Hurth, Germany, and serves our P2S5 customers outside North America. The third facility is located in New Hampshire and manufactures highly specialized printed circuit boards.
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
As of December 31, 2024, our intellectual property portfolio consisted of the following:
•for the Fire Safety business, 10 owned U.S. patents, of which we expect 1 to expire in 5 years or less and 9 to expire in more than 5 years, and 35 owned foreign counterpart patents in certain foreign jurisdictions, of which we expect 25 to expire in 5 years or less and 10 to expire in more than 5 years, and
•for the Specialty Products business, 3 owned U.S. patents and 2 owned foreign counterpart patents, which we expect to expire in 10 or more years. All of our patents and trademarks are registered or pending approval with the U.S. Patent and Trademark Office and in select international offices.
Our patent portfolio covers 18 countries, and the protection is focused on key retardant technology and advancements, including corrosion inhibitors, fugitive color systems and liquid fire retardant compositions and improvements in firefighting foam compositions.
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
Specialty Products
Our Specialty Products segment consists of several key global customers in the lubricant additives, agricultural, mineral extraction, emerging electric battery technologies, and other various markets. Our focus is on maintaining our existing customers, expanding their utilization of our products and services, growing our business in the emerging technologies markets and growth through business acquisitions.
Significant Customers
For fiscal year 2024, our two largest customers, the USDA Forest Service and the U.S. Bureau of Land Management accounted for 34% and 11%, respectively, of our consolidated revenues. No other customer individually represented more than 10% of our 2024 consolidated revenues. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. As a supplier and service provider to the U.S. government, we are subject to certain heightened risks, such as those associated with the government’s rights to audit and conduct investigations and with its rights to terminate contracts for convenience or default. The loss of these customers would likely have a material adverse impact on our business, results of operations and cash flows.
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
Specialty Products
Our Specialty Products business is primarily focused on the North American and European markets, with a smaller focus in Asia and South America. In each of North America and Europe, we have one primary competitor for P2S5. Competitive factors include the quality of our products, our reliability and consistency as a supplier, our ability to innovate and be highly responsive to our customers’ needs, and the pricing of our products.
Seasonality
Sales in our Fire Safety segment, of which approximately 90% are in North America, are subject to significant seasonal variation due to the length and the severity of the fire season, which in North America typically extends from

April through September, as well as the availability of air tanker capacity. Consequently, we record a significant portion of our sales in the second and third quarters of our fiscal year.
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
Human Capital Management
Employees
As of December 31, 2024, we had 319 full-time employees and 11 temporary, seasonal or part-time employees worldwide. Other than 24 employees in Germany, who are represented by a works council, none of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be satisfactory.
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
Benefits
We offer attractive benefits packages that attract, retain, motivate and reward our talent, and we are committed to providing our employees and their families with programs that support their health and overall well-being. To assist employees with financial empowerment, we offer a 401(k) program. We also offer employees the ability to save money on a tax-free basis through flexible spending accounts and health savings accounts. We offer competitive compensation programs that include base pay, bonus and equity grants. Our full-time employees also receive paid time off and holidays.
Our equity compensation plans are designed to assist in attracting, retaining, motivating and rewarding key employees and directors, and promote the creation of long-term value for our shareholders by closely aligning the interests of these individuals with those of our shareholders. Equity compensation, and specifically performance-based stock options, is a significant component of our equity-based compensation strategy and value-based culture.
Non-Discrimination
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

Item 1A. Risk Factors.
Investing in our Common Stock involves significant risks, some of which are described below. In evaluating our business, investors should carefully consider the following risk factors. These risk factors contain, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The order in which the following risks are presented is not intended to reflect the magnitude of the risks described. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects. In that case, the trading price of our Common Stock could decline, perhaps significantly, and you therefore may lose all or part of your investment.
Risks Related to Our Business and Industry
The demand for our products is impacted by a number of factors outside of our control.
Our end markets experience constantly changing demand depending on a number of factors that are out of our control. In our fire retardant business, demand is dependent on the occurrence of fires, which are seasonal and dependent on environmental and other factors. Changes in the geographic location, occurrence, severity and duration of fires may change demand for our fire retardant products. Seasonality in the fire retardant end market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. If we experience a low fire season, the WUI does not continue to expand or if FFF do not continue to account for a growing percentage of the firefighting foam market in the coming years as we expect, this could materially and adversely affect our business. In our specialty products business, we supply P2S5 which is primarily used in the lubricant additives market to produce a critical compound in lubricating oils. As more electric vehicles emerge on the automobile market, use of the internal combustion engine may decline, thereby lessening demand for some of our specialty products. Our inability to offset the volatility of these end markets through diversification into other markets, could materially and adversely affect our business, financial condition and results of operations.
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

Increased interest and potential competition in our markets from existing and potential competitors may reduce our market share and could negatively impact our business, financial condition and results of operations. Historically, we have had relatively few large competitors. Existing and potential competitors may have more resources and better access to capital markets to facilitate continued expansion. If there are new entrants into our markets, the resulting increase in competition may adversely impact our financial results. In addition, our competitors may improve the design and performance of their products and introduce new products with competitive price and performance characteristics. While we expect to do the same to maintain our current competitive position and market share, if we are unable to anticipate evolving trends in the market or the timing and scale of our competitors’ activities and initiatives, the demand for our products and services could be negatively impacted.

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
We are dependent on sales to the USDA Forest Service and the state of California, which account for a substantial portion of our revenue related to our Fire Safety segment.
Sales to the USDA Forest Service and the state of California represent a substantial portion of our revenues, and this concentration of our sales makes us substantially dependent on those customers. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. If the USDA Forest Service and/or the state of California reduce their spend on our fire retardant products, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, financial condition and results of operations would be materially harmed.
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
We derive a substantial portion of our revenues from customers located in foreign countries. The amount of our foreign sales may increase in the future. The additional risks of foreign sales include:
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

We are subject to risks from changes to trade policies, tariffs and import/export regulations by the U.S. and/or other foreign governments.

Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and counter sanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, could require us to change the way we conduct business and adversely affect our financial condition, results of operations, reputation and our relationships with customers and suppliers. Changes in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we currently conduct business could adversely affect our business.

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
Unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or as required by governmental authorities), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. See “—Some of the products we produce may cause adverse health consequences or environmental impacts, which exposes us to product liability and other claims, and we may, from time to time, be the subject of indemnity claims. Indemnity and insurance coverage could be inadequate or unavailable to cover such product liability and other claims.”

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
There is no guarantee that we will be able to continue purchasing products from our current suppliers on a long-term basis. Some supply contracts are renewable or renew automatically unless notice of termination is given, however there can be no assurance that they will be renewed or that notice of termination will not be given. We also have long-term relationships with certain suppliers, but there are no assurances that such relationships, and related supply, will continue. Finding a new supplier may take a significant amount of time and resources, and once we have identified such new supplier, we would have to ensure that they meet our standards for quality control and have the necessary technical capabilities, responsiveness, high-quality service and financial stability. If we are unable to efficiently manage our supply chain and/or ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

Production interruptions or shutdowns could increase our operating or capital expenditures or negatively impact the supply of products resulting in reduced sales.
Manufacturing of our specialty products and fire retardant products is concentrated at certain facilities. In the event of a significant manufacturing difficulty, disruption or delay, we may not be able to develop alternate or secondary manufacturing locations without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our facilities are impacted by a natural disaster or other interruption at a particular location. Transferring manufacturing to another location may result in significant delays in the availability of our products. As a result, protracted regional crises, or issues with manufacturing facilities could lead to eventual shortages of necessary components. It could be difficult or impossible, costly and time consuming to obtain alternative sources for these components, or to change products to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.
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

All of the raw materials that go into manufacturing our fire retardant and specialty products are sourced from third-party suppliers. Some of the key raw materials used to manufacture our products come from limited or sole sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these raw materials and the risk that our suppliers discontinue or modify raw materials used in our products. We have a global supply chain, and geopolitical conflicts may cause delays in the global supply chain, decreased shipping capacity and a reduction in overall shipping resources, resulting in longer lead times for key raw materials to be transported to our facilities. In addition, the lead times associated with certain raw materials are lengthy and preclude rapid changes in quantities and delivery schedules. We may experience raw materials shortages and price fluctuations of certain key raw materials and materials, and the predictability of the availability and pricing of these raw materials may be limited. Raw materials shortages or pricing fluctuations could be material in the future. In the event of a raw materials shortage, supply interruption or material pricing change from suppliers of these raw materials, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these raw materials is time-consuming, difficult, and costly as they require extensive qualifications and testing, and we may not be able to source these raw materials on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these raw materials, or the inability to obtain these raw materials from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and could cause delays in shipment of our products and adversely affect our business, financial condition and results of operations.
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
Our intellectual property is of particular importance for a number of the products that we manufacture and sell. The trademarks and patents that we own may be challenged, and because of such challenges, we could eventually lose our exclusive rights to use and enforce such patented technologies and trademarks, which could adversely affect our competitive position, business, financial condition and results of operations. We are licensed to use certain patents and technology owned by other companies to manufacture products complementary to our own products. We pay royalties for these licenses in amounts not considered material, in the aggregate, to our consolidated results.
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
Our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years, and by prevailing credit market conditions. Moreover, if lenders or any future credit rating agency downgrade our credit rating, then we could experience increases in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness, be unable to receive open credit from our suppliers and trade counterparties, be unable to benefit from swings in market prices and shifts in market structure during periods of volatility in the commodity markets or suffer a reduction in the market price of our Common Stock. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future. The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected rates.

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

We intend to pursue acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.

Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms or may be unable to receive necessary regulatory approvals or support. In addition, we may not be able to raise the capital necessary to fund future acquisitions. We may encounter unforeseen expenses, complications and delays, including regulatory complications or difficulties in employing sufficient staff and maintaining operational and management oversight.

We may engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in margin dilution and further likely result in additional debt and contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service, attract customers and develop new products and services or attend to other acquisition opportunities.

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

For example, we are a defendant in a multi-district litigation pending in the United States District Court for the District of South Carolina (“MDL”) relating to the manufacture, sale, and distribution of AFFF. The cases allege, among other things, groundwater contamination, drinking water contamination, damages to natural resources, and bodily injuries from exposure to PFAS chemicals in AFFF. There are over 8,000 cases currently pending in the MDL. The plaintiffs include, among others, individual firefighters, municipalities and corporate water providers, and state attorneys general. The lead defendants include 3M Company, Tyco Fire Products LP/Chemguard, and DuPont de Nemours, Inc./The Chemours Company, and approximately 10 to 15 other defendants including, among others, Amerex. Amerex has been named as a defendant in approximately half to two thirds of these AFFF lawsuits based on its prior ownership of The Solberg Company (“Solberg”), which Perimeter acquired from Amerex on January 1, 2019. Although Amerex retained certain pre-closing liabilities for Solberg, there are approximately 430 indemnity claims that Amerex noticed to Perimeter prior to the expiration of a contractual indemnity period, and some potential direct claims, that have been made against Perimeter on the basis of the Company’s ownership of Solberg after January 1, 2019. Amerex is barred from making new, third-party indemnity claims against Perimeter after December 31, 2021. There are also AFFF cases pending against Perimeter in the MDL on the basis of its manufacturing, distribution, and sale of non-Solberg products, including Phos-Chek. There are currently no AFFF cases against Perimeter pending in state court.
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

Some of the products we produce may cause adverse health consequences or environmental impacts, which exposes us to product liability and other claims, and we may, from time to time, be the subject of indemnity claims. Indemnity and insurance coverage could be inadequate or unavailable to cover such product liability and other claims.
Some of the products we produce may cause adverse health consequences or environmental impacts, which exposes us to product liability and other possible claims including indemnity claims by our distributors pursuant to the terms of our distributor arrangements. Our products contain innovative combinations of materials. While there is data available with respect to the environmental impacts of our fire retardant products that are conducted by governmental agencies, this data is limited to certain locations and periods and therefore, may not capture all the possible environmental impacts and side effects of use or repeated use of our fire retardant products. Similarly, there have been toxicological studies conducted on the impact of our products on certain fish and mammalian species, however, this is limited in scope and therefore, does not present all the potential side effects and/or the products’ interaction with animal biochemistry. As a result, our products could have certain impact on the environment or the animal population that is currently unknown by the Company. A successful class action proceeding or one or a series of claims related to degradation of natural resources, product liability or exposure from usage of a product that exceeds our insurance or indemnity coverage could have a material adverse effect on our business, financial condition and results of operations. Such litigation and indemnity claim resolution is expensive, time consuming and may divert management’s attention away from the operation of the business. The outcome of litigation and disputes can never be predicted with certainty and not resolving such matters favorably could have a material adverse effect on our business, financial condition, results of operations and/or reputation, as they may require us to pay substantial damages or make substantial indemnification payments, among other consequences.
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
We operate on a global basis, with a substantial portion of our revenues made to destinations outside the United States. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State and the U.S. Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States, the EU and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.
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

We provide products and services, directly and indirectly, to a variety of government entities. We derive a substantial portion of our revenue from multiple contracts with agencies of the U.S. federal government. As such, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. Risks associated with selling products and services to government entities include extended sales and collection cycles, varying governmental budgeting processes, and adherence to complex procurement regulations and other government-specific contractual requirements. We may be subject to audits and investigations relating to our government contracts and any violations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our business, financial condition and results of operations.
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
We operate in jurisdictions where legislative initiatives relating to greenhouse gas (“GHG”) emissions are being considered or adopted. Mandatory climate change reporting frameworks may materially increase the amount of time, monitoring and reporting costs related to these matters. There has been no material effect on any of our facilities to date, and we continue to follow developments closely. We may face increased capital and operating costs to comply with GHG emissions regulations and these costs could be material. The potential impact of current and proposed environmental laws and regulations is uncertain. We cannot predict the nature of these requirements and the impact on our business, but proposed regulations or failure to comply with current and proposed regulations could have a material adverse impact on our business, financial condition and results of operations by substantially increasing capital expenditures and compliance costs, affecting our ability to meet our financial obligations. It may also lead to the modification or cancellation of operating licenses and permits, penalties and other corrective actions.
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
Risks Related to Operating as a Public Company and Our Corporate Structure
Our share price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, our share price could be materially adversely affected.
The EverArc Founders, all of whom are directors in our company, have interests that are different, or in addition to the interests of our shareholders.
As a result of the Founder Advisory Agreement entered into by EverArc and the EverArc Founder Entity (and assumed by us upon the Merger) to provide incentives to the EverArc Founders to achieve EverArc’s, and following the Merger, the Company’s, objectives, the EverArc Founders have interests that are different and in addition to interests as a of our shareholders generally. Specifically, under the Founder Advisory Agreement, as consideration for services provided to the Company by the EverArc Founder Entity, including strategic and capital allocation advice, the Company will pay the EverArc Founder Entity:
•a fixed advisory amount (the “Fixed Annual Advisory Amount”) and a variable advisory amount which variable amount is earned solely based upon appreciation of the market price of our Common Stock (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) as follows:
•a Fixed Annual Advisory Amount equal to 1.5% of 157,137,410 shares of Common Stock outstanding on the Closing Date (in each case, payable in our Common Stock or partly in cash, at the election of the EverArc Founder Entity provided that at least 50% of such amounts are paid in our Common Stock); and
•a Variable Annual Advisory Amount based on the appreciation of the market price of our Common Stock if such market price exceeds certain trading price minimums (in each case, payable in our Common Stock or partly in cash, at the election of the EverArc Founder Entity provided that at least 50% of such amounts are paid in our Common Stock).
With respect to the Fixed Annual Advisory Amount, the EverArc Founder Entity will earn such advisory fee even if our shareholders earn a negative return following the consummation of the initial Business Combination with EverArc.
Pursuant to the Founder Advisory Agreement, we may be required to pay significant fees to the EverArc Founder Entity, which could reduce cash available for investment in the business, working capital and distribution to shareholders.
We are required to pay the EverArc Founder Entity a Fixed Annual Advisory Amount and, if earned, a Variable Annual Advisory Amount each year until the years ending December 31, 2027 and December 31, 2031, respectively, pursuant to the Founder Advisory Agreement. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the total fees will be paid in Common Stock and the remainder in cash. If the EverArc Founder Entity elects to receive a portion of the future fees in cash, we may need to use cash from operations, borrowings or other sources to make the payment, which will reduce cash available for investing activities, working capital and/or distribution to shareholders.

Our shareholders will experience dilution as a consequence of the issuance of our Common Stock as payment for the Advisory Amounts payable to the EverArc Founder Entity.
We will be obligated to pay the Advisory Amounts to the EverArc Founder Entity until the years ending December 31, 2027 and 2031, respectively. The portion of the Advisory Amounts payable in shares of our Common Stock will reduce the percentage shareholdings for those shareholders holding our Common Stock.
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
Risks Related to Taxes and the Redomiciliation Transaction

Anti-takeover provisions in the Company’s Organizational Documents could make an acquisition of us more difficult and limit attempts by our shareholders to replace or remove our current management.

In addition to protections afforded under the DGCL, the Company’s Organizational Documents contain anti-takeover provisions that could have the effect of delaying or preventing changes in control or changes in management or our Board. The Company’s Organizational Documents, which were effective upon completion of the Redomiciliation Transaction, include the following anti-takeover provisions:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our Board to establish the size of the board of directors and to appoint a director to fill a vacancy, however occurring, including by expanding our Board;
•the ability of our Board to authorize the issuance of additional series of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us; and
•the limitation of liability of, and provision of indemnification to, our directors and officers.

These anti-takeover provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board, which will be responsible for appointing the members of our management, and may discourage, delay, or prevent a transaction involving a change in control of the Company that is in the best interest of our minority shareholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of the Common Stock if shareholders view them as discouraging future takeover attempts.

The Company’s Organizational Documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors or officers or other matters pertaining to our internal affairs.

Our Organizational Documents provide that, subject to limited exceptions and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to the Company or to its stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or the Company’s Organizational

Documents (as either may be amended from time to time) or (iv) any action, suit or proceeding asserting a claim against the Company governed by the internal affairs doctrine.

The forum selection provision in the Company’s Organizational Documents does not apply to establish the Court of Chancery of the State of Delaware as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act or the Exchange Act.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our Organizational Documents will provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While there can be no assurance that federal or state courts will determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our Bylaws will provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing, otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of, and consented to, these forum selection provisions. However, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other matters pertaining to our internal affairs, and may discourage lawsuits with respect to such claims. Alternatively, if a court were to find these provisions of the Company’s Organizational Documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, or operating results.

The expected benefits of the Redomiciliation Transaction may not be realized.

There can be no assurance that any or all of the anticipated benefits of the Redomiciliation Transaction will be achieved. Achieving the anticipated benefits of the Redomiciliation Transaction is subject to a number of risks and uncertainties, including factors that we do not and cannot control. In addition, if the expected benefits of the Redomiciliation Transaction do not meet expectations of investors or securities analysts, the price of the Common Stock following completion of the Redomiciliation Transaction may decline.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy

The Company proactively manages its cybersecurity and data privacy risks with organizational and technical controls including a comprehensive set of policies and procedures for assessing, identifying, and managing material risks from cybersecurity threats which have been integrated into the Company’s overall risk management strategy and processes. The Company seeks to address cybersecurity risks through a comprehensive approach that is focused on implementing robust protective measures, promoting user awareness and education, continuously monitoring for potential threats, and swiftly responding to any security incidents to ensure the confidentiality, integrity, and availability of sensitive information.

The Company’s Incident Response Team, which is comprised of members of the finance, legal, information technology and operations teams conduct annual tabletop exercises in which various levels of management participate in simulated data security/privacy scenarios that the Company, its customers, vendors and/or its personnel may face in the future. The Company engages external resources to refresh the subject matter of these exercises and to continually challenge the Company’s management in these exercises. Annual formal training using an online platform is required for all employees. Topics include how to identify suspicious activities and occurrences related to social engineering, phishing, viruses, and insider threats.

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

In 2024, we did not identify any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

The Company’s information security program is managed by the Company’s Incident Response Team, which is responsible for leading our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Members of the Incident Response Team have extensive global experience in developing and executing information technology strategies. The Incident Response Team, which includes the Chief Financial Officer (“CFO”), in collaboration with the Audit Committee, monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.

The CFO provides periodic reports to our Audit Committee, as well as other members of our senior management as appropriate. These reports occur at least annually and include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
Item 2. Properties.
The following table indicates our principal manufacturing, distribution and equipment service locations and the reportable segment that makes major use of them; our headquarters location is also included. Except as otherwise indicated, we lease these facilities.

	Fire Safety	Specialty Products
Rancho Cucamonga, California	X
McClellan Park, California	X
Kamloops, British Columbia, Canada	X
Sturgeon County, Alberta, Canada	X
Aix-En-Provence, France	X
New South Wales, Australia	X
Green Bay, Wisconsin*	X
Mieres, Spain*	X
Post Falls, Idaho	X
Moreland, Idaho	X
Knapsack, Germany		X
Sauget, Illinois†		X
Manchester, New Hampshire		X
Clayton, Missouri (Corporate Headquarters)

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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock is traded on the NYSE under the symbol “PRM.” As of February 18, 2025, the closing price of our Common Stock on the NYSE was $11.96, and we had 25 shareholders of record.
Dividend Policy
In deciding whether to recommend any future dividend on the Common Stock, the Board would take into account any legal or contractual limitation, our actual and anticipated future earnings, cash flows, debt service, and capital requirements, our business plans and such other matters as the Board believes appropriate, in its discretion. We anticipate that any available cash will be retained by us to satisfy our operational and other cash needs. Accordingly, we do not expect to pay any cash dividend on shares of Common Stock in the foreseeable future.
Performance Graph
The performance graph below compares the cumulative total shareholder return of a hypothetical investment in our Common Stock with the cumulative total return of a hypothetical investment in each of the Russell 2000 Index and the S&P Smallcap 600 Materials Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on November 9, 2021, and its relative performance is tracked through December 31, 2024. The share price performance of our Common Stock is not necessarily indicative of future performance.

	Base	Cumulative Total Return
	11/9/21	12/31/21	12/31/22	12/31/23	12/31/24
Perimeter Solutions, Inc.	$100.00	$115.75	$76.17	$38.33	$106.50
Russell 2000	100.00	92.69	73.75	86.23	96.18
S&P 600 Materials	100.00	97.22	91.30	109.55	110.66
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
Issuer Purchases of Equity Securities

Under the share repurchase plan, we are authorized to repurchase, from time-to-time, shares of our Common Stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide (the “Share Repurchase Plan”). The Share Repurchase Plan does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

On May 23, 2024, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s outstanding shares of Common Stock as of the date of the shareholders’ approval, being 36,310,028 shares at any time during the next five years. As a result of the Redomiciliation Transaction on November 20, 2024, the Company is no longer required to obtain shareholder approval for further share repurchase authorizations. The Board had re-established the limit for share repurchases at $100.0 million on February 21, 2024, which is within the repurchase limit approved by the Company’s shareholders’ on May 23, 2024.

The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $97.2 million as of December 31, 2024. The Company did not repurchase any shares through the Share Repurchase Plan during the three months ended December 31, 2024.

Rule 10b5-1 Trading Arrangements

The Company’s officers and directors are required to comply with the Company’s insider trading policy at all times, including during a repurchase program. The insider trading policy, among other things, prohibits trading in the Company’s securities when in possession of material non-public information and restricts the ability of directors and certain officers from transacting in the Company’s securities during specific blackout periods, subject to certain limited exceptions, including transactions pursuant to a Rule 10b5-1 trading arrangement that complies with the conditions of Exchange Act Rule 10b5-1.

There were no Rule 10b5-1 trading arrangements adopted, materially modified, or terminated by our officers or directors during the fourth quarter of 2024.

The Company did not adopt, materially modify, or terminate any Rule 10b5-1 trading arrangements during the fourth quarter of 2024.
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
Overview

Perimeter Solutions, Inc. (“we,” “us,” “our,” or the “Company”) is a global solutions provider for the Fire Safety and Specialty Products industries. Approximately 79% of our annual revenues is derived in the United States, approximately 10% in Europe and approximately 6% in Canada with the remaining approximately 5% spread across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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

The Specialty Products segment includes operations that develop, produce and market products for non-fire safety markets. The Company’s largest end market application for our Specialty Products segment is Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies.
We operate five business units within our two reporting segments. The business unit structure is meant to promote decentralized execution and accountability, and maintain the geography- and product-specific focus and granularity necessary to drive continued improvement in our key operational value drivers. Our key operational value drivers are profitable new business, pricing our products and services to the value they provide, and continued productivity improvements. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results.
Factors Affecting Comparability
Redomiciliation
On November 20, 2024, Perimeter Solutions, SA, a public limited liability company duly incorporated and validly existing under the laws of the Grand Duchy of Luxembourg, having its registered office at 28, Boulevard F.W. Raiffeisen, L-2411 Luxembourg, Grand Duchy of Luxembourg, and registered with the Registre de Commerce et des Sociétés, Luxembourg (Luxembourg Trade and Companies Register) under number B 256.548 (“Perimeter Luxembourg”), consummated the conversion (the “Redomiciliation Transaction” or “domestication”) of Perimeter Luxembourg into a corporation incorporated under the laws of the State of Delaware, after which Perimeter Luxembourg continues as an entity under the name “Perimeter Solutions, Inc.” The domestication was completed in accordance with articles 100-2, 100-3 and 1300-2 of the Luxembourg law dated August 10, 1915 on commercial companies, as amended (the “Luxembourg Company Law”), the procedures of article 450-3 et seq. of the Luxembourg Company Law, and the domestication procedures of Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), pursuant to which the

Company continued its legal existence in Delaware as if Perimeter Luxembourg had originally been incorporated under Delaware law.

Upon consummation of the Redomiciliation Transaction, each of Perimeter Luxembourg’s issued (i) ordinary shares, with a nominal value of $1.00 per share (the “Lux Ordinary Shares”) and (ii) redeemable preferred shares, with a nominal value of $10.00 each (the “Lux Preferred Shares”), automatically converted by operation of law on a one-for-one basis into (i) shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), and (ii) shares of preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”), respectively, in accordance with the terms of the Certificate of Incorporation of the Company (the “Certificate of Incorporation”).

The Common Stock continues to be listed for trading under symbol “PRM” on the New York Stock Exchange (the “NYSE”), which is the same trading symbol as the Lux Ordinary Shares traded under prior to the Redomiciliation Transaction. As a result of the Redomiciliation Transaction, the Company became the successor issuer to Perimeter Luxembourg pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon consummation of the Redomiciliation Transaction, the CUSIP number relating to the Company’s Common Stock was changed to 71385M 107.
Warrant Exercise

On November 9, 2021, Perimeter Luxembourg had 34,020,000 warrants issued and outstanding, entitling the holder thereof to purchase one-fourth of one Lux Ordinary Shares at an exercise price of of $12.00 per whole Lux Ordinary Share (the “Warrants”). The subscription period of the Warrants ended on November 11, 2024.

During the year ended December 31, 2022, Perimeter Luxembourg received $0.5 million in connection with 176,460 Warrant exercises and issued 44,115 Lux Ordinary Shares. During the year ended December 31, 2024 Perimeter Luxembourg received $23.5 million in connection with 32,907,728 Warrant exercises and issued 2,601,455 Lux Ordinary Shares. As of December 31, 2024 and 2023, there were zero and 33,843,440 Warrants issued and outstanding, respectively.
Change in Presentation
In 2024, the Company changed the presentation of freight expense on its consolidated statements of operations from selling, general and administrative expense to cost of goods sold, to better match freight expense with freight income. The change has been applied retrospectively to the consolidated financial statements for the prior periods presented in this Annual Report. The impact to the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023 is presented in the following table (in thousands). There was no impact on previously reported balances in the accompanying condensed consolidated balance sheet or statement of cash flows.

	Year Ended December 31, 2023
	As Previously Reported	As Adjusted	Effect of Change
Cost of goods sold	$183,253	$193,813	$10,560
Gross profit	138,855	128,295	(10,560)
Selling, general and administrative expense	57,073	46,513	(10,560)
Total operating expenses	44,405	33,845	(10,560)
Operating income	94,450	94,450	—
Net income	67,486	67,486	—
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
Weather Conditions and Climate Trends
Our business is highly dependent on the needs of government agencies to suppress fires. As such, our financial condition and results of operations are significantly impacted by weather as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given year. Historically, sales of our products have been higher in the summer season in the northern hemisphere of each fiscal year due to weather patterns which are generally correlated to a higher prevalence of wildfires. This is in part offset by the disbursement of our operations in both the northern and southern hemispheres, where the summer seasons alternate.
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

Results of Operations
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
The following table sets forth our results of operations for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Net sales	$560,968	$322,108	$238,860	74%
Cost of goods sold	243,882	193,813	50,069	26%
Gross profit	317,086	128,295	188,791	147%
Operating expenses
Selling, general and administrative expense	66,901	46,513	20,388	44%
Amortization expense	55,032	55,065	(33)	—%
Founders advisory fees - related party	198,308	(108,481)	306,789	(283%)
Intangible impairment	—	40,738	(40,738)	100%
Other operating expense	612	10	602	6020%
Total operating expenses	320,853	33,845	287,008	848%
Operating (loss) income	(3,767)	94,450	(98,217)	(104%)
Other expense (income):
Interest expense, net	40,461	41,378	(917)	(2%)
Gain on contingent earn-out	—	(7,273)	7,273	(100%)
Foreign currency loss (gain)	2,443	(1,655)	4,098	(248%)
Other expense, net	192	417	(225)	(54%)
Total other expense, net	43,096	32,867	10,229	31%
(Loss) income before income taxes	(46,863)	61,583	(108,446)	(176%)
Income tax benefit	40,958	5,903	35,055	594%
Net (loss) income	$(5,905)	$67,486	$(73,391)	(109%)

Net Sales. Net sales increased by $238.9 million for the year ended December 31, 2024, compared to the same period in 2023. Net sales in the Fire Safety segment increased $210.7 million, representing higher fire retardant sales of $198.4 million, and higher fire suppressant sales of $12.3 million. Fire retardant sales increased $200.0 million in North America, offset by a $1.6 million decrease in other geographies. Fire suppressant sales increased $12.3 million primarily due to sales of fluorine-free foam concentrates. Global Fire Safety strength was driven by increasingly proactive use of air attack, and by extension of fire retardant, by our customers, as they combat the growing threat of wildfires, and by continued successful implementation of the Company’s strategies on profitable new business, as well as pricing our products and services to the value they provide. Net sales in the Specialty Products segment increased $28.2 million, of which $22.1 million was in the Americas and $6.1 million was in Europe. The growth in Specialty Products sales reflects an increase in purchases by our specialty chemicals customers following inventory de-stocking during the prior period.
Cost of Goods Sold. Cost of goods sold increased by $50.1 million for the year ended December 31, 2024 compared to the same period in 2023. The increase in the Fire Safety segment of $38.9 million was primarily due to a $33.3 million increase in material, manufacturing and freight costs and a $4.6 million increase in personnel related expenses, each as a result of the increase in sales. The $11.2 million increase in the Specialty Products segment was primarily due to a $13.7 million increase in material, manufacturing and freight costs and a $0.2 million increase in personnel related expenses, each as a result of the increase in sales.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $20.4 million for the year ended December 31, 2024 compared to the same period in 2023. The increase was primarily due to a $13.5 million increase in personnel related and share-based compensation expenses. The increase in personnel related and share-based compensation expenses is primarily due to the recognition of $1.3 million in share-based compensation expense during the year ended December 31, 2023 that was impacted by option modifications in the prior year, compared to $12.4 million in share-based compensation expense recognized during the year ended December 31, 2024.
Founder advisory fees - related party. The founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the

“Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the year ended December 31, 2024 of $198.3 million was primarily due to an increase in the Company’s average price per share from $4.51 as of December 31, 2023 to $12.85 as of December 31, 2024. The decrease in the fair value of the Annual Advisory Amount for the year ended December 31, 2023 of $108.5 million was primarily due to a reduction in the Company’s average price per share from $8.86 as of December 31, 2022 to $4.51 as of December 31, 2023.
Intangible impairment. As there was no intangible impairment during the year ended December 31, 2024, intangible impairment decreased by $40.7 million compared to the same period in 2023. The decrease was due to the prior year impairment on the carrying value of the technology underlying the contingent earn-out eligible fire retardant product acquired by the Company during purchase of LaderaTech in May 2020.
Foreign Currency Loss (Gain). Foreign currency loss of $2.4 million for the twelve months ended December 31, 2024 reflects strengthening U.S. dollar, primarily against the Euro. Foreign currency gain of $1.7 million for the twelve months ended December 31, 2023 reflects weakening U.S. dollar, primarily against the Euro.
Income Tax Benefit. Income tax benefit increased by $35.1 for the year ended December 31, 2024 compared to the same period in 2023. The increase is primarily due to the Redomiciliation Transaction which resulted in the recognition of a U.S. deferred tax asset for deferred compensation, the removal of deferred taxes on undistributed U.S. earnings, and the removal of various Luxembourg deferred taxes and corresponding valuation allowance.
Business Segments
We use segment net sales and segment adjusted earnings before interest, taxes, depreciation and amortization (“Segment Adjusted EBITDA”), to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$436,274	$124,694	$560,968	$225,554	$96,554	$322,108
Segment Adjusted EBITDA	$240,121	$40,173	$280,294	$76,214	$20,573	$96,787
Adjusted EBITDA for our Fire Safety segment for the year ended December 31, 2024 increased by $163.9 million to $240.1 million compared to the same period in 2023. The increase was primarily due to higher net sales driven by an increase of $198.4 million in fire retardant sales in the current period. Costs grew at a slower pace than revenues due to fixed costs leverage and strong cost control.
Adjusted EBITDA for our Specialty Products segment for the year ended December 31, 2024 increased by $19.6 million to $40.2 million compared to the same period in 2023. The increase was primarily due to higher net sales. The growth in Specialty Products sales reflects an increase in purchases by our specialty chemicals customers following inventory de-stocking during the prior period. Costs grew at a slower pace than revenues due to fixed costs leverage and strong cost control.

The following table provides a reconciliation of financial measures that are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to Non-GAAP measures. Segment Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP (in thousands).

(Unaudited)	Year Ended December 31, 2024			Year Ended December 31, 2023
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
(Loss) income before income taxes	$(35,277)	$(11,586)	$(46,863)	$36,073	$25,510	$61,583
Depreciation and amortization	51,365	14,353	65,718	51,178	13,677	64,855
Interest and financing expense	39,547	914	40,461	38,305	3,073	41,378
Founders advisory fees - related party	169,886	28,422	198,308	(85,422)	(23,059)	(108,481)
Intangible impairment	—	—	—	40,738	—	40,738
Non-recurring expenses (1)	5,559	1,819	7,378	2,687	1,359	4,046
Share-based compensation expense	8,545	4,304	12,849	592	1,004	1,596
Gain on contingent earn-out	—	—	—	(7,273)	—	(7,273)
Foreign currency loss (gain)	496	1,947	2,443	(664)	(991)	(1,655)
Segment Adjusted EBITDA	$240,121	$40,173	$280,294	$76,214	$20,573	$96,787
(1) For the year ended December 31, 2024, $6.6 million was related to the Redomiciliation Transaction and other non-recurring Luxembourg related costs, $0.6 million was related to acquisition costs, and $0.2 million was related to other non-recurring costs. For the year ended December 31, 2023, $4.0 million was related to restructuring and other non-recurring costs.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
For a detailed discussion of our consolidated results of operations for December 31, 2023 compared to December 31, 2022, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 22, 2024. This discussion should be read in conjunction with the change in the presentation of freight expense on our consolidated statements of operations as described in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in this Annual Report.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, and higher costs from inflation, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly.
We have the following financing arrangements in place to, among other things, fund our operations and supplement our liquidity position.
Revolving Credit Facility
On November 9, 2021, a wholly owned subsidiary of the Company entered into a five-year revolving credit facility (the “Revolving Credit Facility”), which provides for a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million. The Revolving Credit Facility matures on November 9, 2026. The Revolving Credit Facility includes a $20.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, subject to certain exceptions.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at the Company’s option, either (x) Term SOFR as published by the Term SOFR Administrator, adjusted for certain additional costs or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of Term SOFR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.
As of December 31, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.

Senior Notes
On November 9, 2021, a wholly owned subsidiary of the Company assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (the “Senior Notes”), under an indenture dated as of October 22, 2021 (“Indenture”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.
The Senior Notes are general, secured, senior obligations of Perimeter Holdings, LLC; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings, LLC (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness that is not secured by the collateral.
For additional information about our long-term debt, refer to Note 6, “Long-Term Debt and Preferred Stock,” in the notes to the consolidated financial statements included in this Annual Report.
Share Repurchase Plan
Under the Share Repurchase Plan, we are authorized to repurchase, from time-to-time, shares of our Common Stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The Share Repurchase Plan does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
On May 23, 2024, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s outstanding shares of Common Stock as of the date of the shareholders’ approval, being 36,310,028 shares at any time during the next five years. As a result of the Redomiciliation Transaction on November 20, 2024, the Company is no longer required to obtain shareholder approval for further share repurchase authorizations. The Board had re-established the limit for share repurchases at $100.0 million on February 21, 2024, which is within the repurchase limit approved by the Company’s shareholders’ on May 23, 2024.
The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $97.2 million as of December 31, 2024. During the years ended December 31, 2024 and 2023, the Company repurchased 2,988,291 and 12,178,454 shares, respectively. The repurchased shares were recorded at cost and are being held in treasury.
For additional information about our Share Repurchase Plan, refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Note 9, “Equity,” in the notes to the consolidated financial statements included in this Annual Report.
Founder Advisory Agreement
On December 12, 2019, EverArc and the EverArc Founder Entity entered into the Founder Advisory Agreement to provide incentives to the EverArc Founders to achieve EverArc’s and the Company’s, objectives. In exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founder Entity is entitled to receive both a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in shares of Common Stock and the remainder in cash.
The Fixed Annual Advisory Amount is equal to 2,357,061 shares of Common Stock (1.5% of 157,137,410 shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price of the Company’s Common Stock for ten consecutive trading days. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of the Company’s Common Stock if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. Because up to 50% of the aggregate shares could be settled through a cash payment, 50% are classified as a liability and the remaining 50% is classified within equity. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date. As a result, the compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.
As of December 31, 2024, the Advisory Amounts payable to the EverArc Founder Entity over the remaining term of the Founder Advisory Agreement was $480.1 million. The fair value of the Fixed Annual Advisory Amount was calculated to be $90.8 million based on the period end volume weighted average closing share price for ten consecutive trading days of Common Stock of $12.85 and the fair value of the Variable Annual Advisory Amount was determined to be $389.3 million using a Monte Carlo simulation model.
For 2024, the EverArc Founder Entity is entitled to receive Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $30.3 million, based on average price of $12.85 per share (the “2024 Fixed Amount”). The EverArc Founder Entity did not qualify to receive Variable Annual Advisory Amount for 2024 as the average price of $12.85 per share for 2024 was lower than the average price of $13.63 per share established in 2021 (the “2024 Variable Amount” and together with the 2024 Fixed Amount, the “2024 Advisory Amount”). The EverArc Founder Entity elected to receive approximately 78% of the 2024 Advisory Amount in Common Stock (1,837,304 shares) and approximately 22% of the 2024 Advisory Amount in cash ($6.7 million). On February 18, 2025, the Company issued 1,837,304 shares of Common Stock and paid $6.7 million in cash in satisfaction of 2024 Advisory Amount.
For additional information about the Founder Advisory Agreement, refer to Note 12, “Related Parties,” in the notes to the consolidated financial statements included in this Annual Report.
We believe that our existing cash and cash equivalents of approximately $198.5 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of December 31, 2024 will be sufficient to meet our current capital expenditures, working capital, founders’ advisory fee payments and debt service requirements for at least 12 months from the filing date of this Annual Report. Our fiscal year 2025 capital expenditure authorization is $20.0 million, which we expect will cover both our maintenance and growth capital expenditure requirements. We may also utilize borrowings available to us under various other financing sources, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, pay the 2024 Advisory Amount and meet long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
Cash flows
The summary of our cash flows is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities	$188,388	$193
Investing activities	(42,940)	(14,894)
Financing activities	8,349	(64,453)
Effect of foreign currency on cash and cash equivalents	(2,617)	(320)
Net change in cash and cash equivalents	$151,180	$(79,474)
Operating Activities

Cash provided by operating activities was $188.4 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the primary components of operating cash flows were net loss of $5.9 million, non-cash charges of $193.7 million and net operating asset reductions of $0.6 million. For the year ended December 31, 2023, the primary components of operating cash flows were net income of $67.5 million, non-cash benefits of $22.2 million and net operating asset investments of $45.1 million. The non-cash charges for the year ended December 31, 2024 were primarily related to Founders advisory fees, offset by deferred income taxes. The net operating asset reduction for the year ended December 31, 2024 was primarily related to inventories.
Investing Activities
Cash used in investing activities was $42.9 million and $14.9 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we purchased a business for $32.8 million and purchased property and equipment of $15.5 million offset by proceeds from short-term investments of $5.4 million upon settlement of a Euro denominated certificate of deposit. During the year ended December 31, 2023, we purchased property and equipment of $9.4 million and invested $5.5 million in a Euro denominated certificate of deposit.
Financing Activities
Cash provided by (used in) financing activities was $8.3 million and $(64.5) million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we repurchased shares of outstanding Ordinary Shares for $14.4 million and made $0.7 million in principal payments on finance lease obligations offset by $23.5 million in proceeds from the exercise of Warrants. During the year ended December 31, 2023, we repurchased outstanding Ordinary Shares for $64.1 million and made $0.4 million in principal payments on finance lease obligations.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For a detailed discussion of our Liquidity and Capital Resources for December 31, 2023 compared to December 31, 2022, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 22, 2024.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill is deemed to have an indefinite life and is assessed for impairment annually at the reporting unit level or more frequently when events or circumstances occur that indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value. The Company conducts an annual impairment test on October 1st each year. Depending on the facts and circumstances, the impairment test for goodwill can be performed using either a qualitative or quantitative approach. The qualitative approach consists of a weighting of several qualitative factors, including, but not limited to, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations, the recent and projected financial performance of the reporting unit, changes in the Company's enterprise market value and other relevant factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. This assessment can require significant judgments, including the estimation of future cash flows and an assessment of market and industry dependent risks. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment assessment. The Company performed a qualitative analysis on October 1, 2024, the date of our annual impairment assessment, and concluded that it was more likely than not that the fair value of our Fire Safety and Specialty

Products reporting units are greater than the respective carrying amounts. As a result, there was no indication of goodwill impairment for the year ended December 31, 2024.
Long-lived assets include acquired property, plant, and equipment and intangible assets subject to amortization. We evaluate the recoverability of long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment and intangible assets subject to amortization is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate to estimate future cash flows to be generated by the asset group, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results. There was no indication that long-lived assets became impaired for the year ended December 31, 2024.
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
For stock options granted from February 14, 2023 through May 7, 2023 (“Pre Modification 2023 Option Grants”), the Company recognized compensation costs related to PBNQSO granted to employees and non-employees based on the estimated fair value of the awards on the date of grant using the Black-Scholes option-pricing model. On the Options Modification Date, the Company performed a final fair value remeasurement under the original terms of Prior Option Grants and Pre Modification Option Grants using the Hull-White model and determined there was no incremental share-based compensation expense. For Prior Grants and the stock options granted on or after May 8, 2023 (“Post Modification 2023 Option Grants”) the Company recognizes compensation costs related to PBNQSO granted to employees and non-employees based on the estimated fair value of the awards on the date of grant using the Hull-White model as this model considers the future movement in the price of the Company’s shares of Common Stock and option holders’ behavior with respect to option exercises.
The Black-Scholes option-pricing model requires us to make assumptions and judgments about the variables used in the calculation, including the risk-free interest rate, the blended volatility based on the Company’s trading history of its shares of Common Stock and on the trading history from the common stock of a set of comparable publicly listed companies, the expected term and expected dividend. The Hull-White model requires us to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor, drift rate, the blended volatility based on the Company’s trading history of its shares of Common Stock and on the trading history from the common stock of a set of comparable publicly listed companies, risk-free interest rate, and expected dividends. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized.
Service-based restricted stock units are valued using the market price of our shares of Common Stock on the grant date. The grant date fair value of the restricted stock units is expensed on a straight-line basis over the applicable vesting period.
Under the Founder Advisory Agreement, in exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founders Entity is entitled to receive both, a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount until the years ending December 31, 2027 and 2031, respectively. At the election of the EverArc Founders Entity, at least 50% of the Advisory Amounts will be paid in shares of Common Stock and the remainder in cash. The Fixed Annual Advisory Amount will be equal to 2,357,061 shares of Common Stock (1.5% of 157,137,410 shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing price of the Company’s shares of Common Stock for ten consecutive trading days. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of the Company’s shares of Common Stock if such market price exceeds certain trading price minimums at the end of each reporting period. This liability is estimated at the end of each reporting period using a Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the blended volatility based on the Company’s trading history of its shares of Common Stock and on the trading history from the common stock of a set of comparable publicly listed companies, risk-free interest rate, and expected dividends. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much founder advisory fee expense is recognized.

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
Foreign Currency Risk
Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Canadian dollar, Norwegian krone and Australian dollar. Prior to the Redomiciliation Transaction, we elected to use the U.S. dollar for our Luxembourg entities. Transactions that are paid in a foreign currency are remeasured into U.S. dollars and recorded in the consolidated financial statements at prevailing currency exchange rates. A reduction in the value of the U.S. dollar against currencies of other countries could result in the use of additional cash to settle operating, administrative and tax liabilities.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on Term SOFR plus or base rate plus an applicable margin. At December 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility.

In addition, on November 9, 2021, the Company issued 10 million 6.50% Redeemable Preferred Shares (“Redeemable Preferred Shares" or “Preferred Stock” subsequent to the Redomiciliation Transaction), valued at $100.0 million were issued. The holders of Preferred Stock are entitled to a preferred annual cumulative right to a dividend equal to 6.50%. The shares of Preferred Stock are mandatorily redeemable on occurrence of certain events as defined in the Business Combination Agreement, but no later than April 30, 2030. If we fail to timely redeem the shares of Preferred Stock, the dividend on the shares of Preferred Stock will permanently increase to the interest rate currently being paid (whether default or not) under the Revolving Credit Facility plus 10.00%.
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

To the Shareholders and the Board of Directors
Perimeter Solutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Perimeter Solutions, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statement of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Assessment of the probability of achieving the vesting performance criteria of option awards

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company recognizes share-based compensation expense on performance-based non-qualified stock options (PBNQSO) based on probability assessments of achieving an annual operational performance per diluted share (AOP) target during the performance period, which is determined using estimated earnings before interest, taxes, depreciation and amortization (EBITDA), net debt and diluted shares. At each reporting period, the Company reassesses the probability of achieving the performance condition required to meet those vesting targets; therefore, unrecognized compensation expense is subject to future changes in the estimate. The Company recorded $12.8 million in share-based compensation expense for these PBNQSO awards for the year ended December 31, 2024. As of December 31, 2024, there was approximately $17.0 million of total unrecognized compensation expense related to the non-vested portion of these PBNQSO awards.

We identified the assessment of the probability of achieving the vesting performance criteria of option awards as a critical audit matter. Evaluating certain assumptions used in the Company’s determination of the probability that the performance criteria will be achieved for these PBNQSO awards involved subjective auditor judgment. Specifically, judgment was required to assess the probability of meeting the Company’s future performance targets, including forecasted revenue, cost of goods sold, net debt and diluted shares. These key assumptions were especially challenging to audit as they were forward looking and could be affected by future economic and market conditions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to evaluate the probability of achieving the vesting performance criteria of these PBNQSO awards, including controls over the determination of the key assumptions. We assessed the reasonableness of the Company’s forecasted revenue, cost of goods sold, net debt and diluted shares used to estimate the AOP target by: (1) comparing such assumptions to historical operating performance, (2) evaluating the consistency of these assumptions with evidence obtained in other areas of the audit, and (3) comparing the Company’s forecasted assumptions to external market data and industry data. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast.

Evaluation of the impact of the Company’s redomiciliation transaction on its income tax provision

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company completed its redomiciliation transaction and became domiciled in the United States on November 20, 2024. The Company has international operations requiring the evaluation of income taxes across multiple tax jurisdictions. The Company recorded deferred tax assets of $94.3 million and deferred tax liabilities of $246.2 million as of December 31, 2024, and income tax benefit of $41.0 million for the year then ended.

We identified the evaluation of the impact of the Company’s organizational structure on its income tax provision as a critical audit matter. Complex auditor judgment, and the involvement of professionals with specialized skills and knowledge, was required to evaluate the identification, interpretation, and application of tax laws, which can be complex and subject to change.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including controls over the redomiciliation transaction. We inspected the Company’s legal entity organization chart to identify changes in structure. We evaluated the execution of the redomiciliation transaction and the application of tax laws by inspecting the Company’s correspondence with certain tax authorities, intercompany documentation, and advice and guidance the Company received from third parties. We involved income tax professionals with specialized skills and knowledge who assisted in (1) assessing the Company’s identification, interpretation, and application of tax laws, including statutes, regulations, and case law and (2) evaluating the impact of the redomiciliation transaction on the tax provision.

Fair value of customer relationship and technology intangible assets acquired in a business combination

As discussed in Note 4 to the consolidated financial statements, on December 24, 2024, the Company consummated an acquisition of IMS DE Holdings, LLC for a total purchase price of $32.8 million. In connection with the business combination, the Company recorded intangible assets, which included customer relationship intangible assets and technology intangible assets with preliminary acquisition date fair values of $6.0 million and $7.1 million, respectively. The Company used an income approach, the multi-period excess earnings method, to calculate the acquisition date fair value of the customer relationship intangible assets and the relief-from-royalty method to calculate the acquisition date fair value of the technology intangible asset.

We identified the evaluation of the preliminary acquisition date fair value of the customer relationship and technology intangible assets acquired as a critical audit matter. Subjective auditor judgment was required to evaluate the key assumptions used to determine the fair value of the customer relationship and technology intangible assets, including (1) revenue and gross profit projections, customer attrition rate and the discount rate for the customer relationship intangible asset, and (2) revenue projections, discount rate and the royalty rate for the technology intangible asset. Revenue and gross profit projections include subjective determinations of future market and economic conditions that were also sensitive to variation. In addition, specialized skills and knowledge were required in the evaluation of the customer attrition rate, discount rates and royalty rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process, including controls over the key assumptions above. We evaluated the revenue and gross profit projections by comparing them to historical growth rates of the acquired business, existing contract backlog and inquiring of individuals outside of the accounting function about projected revenue and gross profit of the acquired business and the process used to develop them. We performed sensitivity analyses over the Company’s revenue projections used to determine the fair value of the customer relationship and the technology intangible assets acquired to assess the impact of changes in those assumptions on the Company’s determination of fair value. We performed sensitivity analyses over the Company’s gross profit projections used to determine the fair value of the customer relationship acquired to assess the impact of changes in those assumptions on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the customer attrition rate by comparing it to historical customer attrition experienced by the acquired business
•evaluating the discount rates by comparing the Company’s discount rates to discount rates that were independently developed using publicly available market data for comparable entities and performing a weighted average return on assets reconciliation
•assessing the royalty rate used by the Company by comparing the royalty rate to publicly available data for comparable transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.
St. Louis, Missouri
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Perimeter Solutions, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Perimeter Solutions, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statement of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired IMS DE Holdings, LLC (IMS) in 2024 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, IMS’s internal control over financial reporting associated with total consolidated assets of less than 1.0% and total revenues of less than 1.0% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of IMS.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

St. Louis, Missouri
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Perimeter Solutions, Inc.
Clayton, Missouri
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Perimeter Solutions, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We served as the Company’s auditor from 2021 to 2023.

Houston, Texas

February 22, 2024, except for the effects of the reclassification as discussed in Note 2 and Note 15, as to which the date is February 20, 2025.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$198,456	$47,276
Accounts receivable, net	56,048	39,593
Inventories	116,347	145,652
Prepaid expenses and other current assets	23,173	18,493
Total current assets	394,024	251,014
Property, plant and equipment, net	64,777	59,402
Operating lease right-of-use assets	17,298	16,339
Finance lease right-of-use assets	6,173	6,064
Goodwill	1,034,543	1,036,279
Customer lists, net	637,745	674,786
Technology and patents, net	173,307	180,653
Tradenames, net	87,365	89,568
Other assets, net	1,162	1,317
Total assets	$2,416,394	$2,315,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,519	$21,639
Accrued expenses and other current liabilities	30,450	30,710
Founders advisory fees payable - related party	6,677	2,702
Deferred revenue	1,842	—
Total current liabilities	62,488	55,051
Long-term debt, net	667,774	666,494
Operating lease liabilities, net of current portion	15,540	14,908
Finance lease liabilities, net of current portion	6,013	5,547
Deferred income taxes	152,203	253,454
Founders advisory fees payable - related party	240,083	56,917
Preferred stock	109,966	105,799
Preferred stock - related party	2,831	2,764
Other non-current liabilities	2,226	2,193
Total liabilities	1,259,124	1,163,127
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.0001 par value per share, 4,000,000,000 shares authorized; 169,426,114 shares issued; 147,822,633 shares outstanding at December 31, 2024	17	—
Ordinary shares, $1.00 nominal value per share, 4,000,000,000 shares authorized; 165,066,195 shares issued; 146,451,005 shares outstanding at December 31, 2023	—	165,067
Treasury shares, at cost; 21,603,481 and 18,615,190 shares at December 31, 2024 and 2023, respectively	(127,827)	(113,407)
Additional paid-in capital	1,911,035	1,701,163
Accumulated other comprehensive loss	(39,232)	(19,710)
Accumulated deficit	(586,723)	(580,818)
Total shareholders’ equity	1,157,270	1,152,295
Total liabilities and shareholders’ equity	$2,416,394	$2,315,422
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$560,968	$322,108	$360,505
Cost of goods sold	243,882	193,813	231,852
Gross profit	317,086	128,295	128,653
Operating expenses:
Selling, general and administrative expense	66,901	46,513	60,320
Amortization expense	55,032	55,065	55,105
Founders advisory fees - related party	198,308	(108,481)	(117,302)
Intangible impairment	—	40,738	—
Other operating expense	612	10	465
Total operating expenses	320,853	33,845	(1,412)
Operating (loss) income	(3,767)	94,450	130,065
Other expense (income):
Interest expense, net	40,461	41,378	42,585
Gain on contingent earn-out	—	(7,273)	(12,706)
Foreign currency loss (gain)	2,443	(1,655)	3,462
Other expense (income), net	192	417	(503)
Total other expense, net	43,096	32,867	32,838
(Loss) income before income taxes	(46,863)	61,583	97,227
Income tax benefit (expense)	40,958	5,903	(5,469)
Net (loss) income	(5,905)	67,486	91,758
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(19,522)	5,761	(18,336)
Total comprehensive (loss) income	$(25,427)	$73,247	$73,422
(Loss) earnings per share:
Basic	$(0.04)	$0.44	$0.57
Diluted	$(0.04)	$0.41	$0.52
Weighted average number of shares outstanding:
Basic	145,713,439	154,666,717	160,937,575
Diluted	145,713,439	166,452,022	175,079,941
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Ordinary Shares/ Common Stock		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	157,237,435	157,237	—	—	1,670,033	(7,135)	(738,517)	1,081,618
Share-based compensation	—	—	—	—	14,649	—	—	14,649
Ordinary shares issued related to founders advisory fees - related party	5,952,992	5,954	—	—	(5,954)	—	—	—
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	—	—	—	—	19,568	—	—	19,568
Warrants exercised	44,115	44	—	—	485	—	—	529
Ordinary shares repurchased	—	—	6,436,736	(49,341)	—	—	—	(49,341)
Cumulative effect of accounting change on adoption of ASU 2016-13	—	—	—	—	—	—	(1,545)	(1,545)
Net income	—	—	—	—	—	—	91,758	91,758
Other comprehensive loss	—	—	—	—	—	(18,336)	—	(18,336)
Balance, December 31, 2022	163,234,542	$163,235	6,436,736	$(49,341)	$1,698,781	$(25,471)	$(648,304)	$1,138,900
Share-based compensation	—	—	—	—	1,596	—	—	1,596
Ordinary shares issued related to founders advisory fees - related party	1,831,653	1,832	—	—	(1,832)	—	—	—
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	—	—	—	—	2,618	—	—	2,618
Ordinary shares repurchased	—	—	12,178,454	(64,066)	—	—	—	(64,066)
Net income	—	—	—	—	—	—	67,486	67,486
Other comprehensive income	—	—	—	—	—	5,761	—	5,761
Balance, December 31, 2023	165,066,195	$165,067	18,615,190	$(113,407)	$1,701,163	$(19,710)	$(580,818)	$1,152,295
Share-based compensation	—	—	—	—	12,849	—	—	12,849
Ordinary shares issued related to founders advisory fees - related party	1,758,464	1,758	—	—	(1,758)	—	—	—
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	—	—	—	—	8,464	—	—	8,464
Ordinary shares repurchased	—	—	2,988,291	(14,420)	—	—	—	(14,420)
Warrants exercised	2,601,455	2,601	—	—	20,908	—	—	23,509
Change to par value common stock	—	(169,409)	—	—	169,409	—	—	—
Net loss	—	—	—	—	—	—	(5,905)	(5,905)
Other comprehensive loss	—	—	—	—	—	(19,522)	—	(19,522)
Balance, December 31, 2024	169,426,114	$17	21,603,481	$(127,827)	$1,911,035	$(39,232)	$(586,723)	$1,157,270
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(5,905)	$67,486	$91,758
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Founders advisory fees - related party (change in fair value)	198,308	(108,481)	(117,302)
Depreciation and amortization expense	65,718	64,855	65,795
Interest and payment-in-kind on preferred shares	7,057	6,792	6,537
Share-based compensation	12,849	1,596	14,649
Non-cash lease expense	5,070	5,248	5,390
Deferred income taxes	(99,557)	(25,816)	(17,000)
Intangible impairment	—	40,738	—
Amortization of deferred financing costs	1,730	1,664	1,602
Amortization of acquisition related inventory step-up	—	—	24,796
Gain on contingent earn-out	—	(7,273)	(12,706)
Foreign currency loss (gain)	2,443	(1,655)	3,462
Loss on disposal of assets	66	139	9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,293)	(14,435)	(6,190)
Inventories	29,872	(2,044)	(61,934)
Prepaid expenses and other current assets	(843)	1,014	1,922
Accounts payable	(754)	(15,335)	9,696
Deferred revenue	1,842	—	(383)
Income taxes payable, net	(13,299)	(3,498)	8,920
Accrued expenses and other current liabilities	4,306	(1,758)	(647)
Founders advisory fees - related party (cash settled)	(2,702)	(4,655)	(53,547)
Operating lease liabilities	(3,278)	(4,182)	(5,072)
Finance lease liabilities	(501)	(282)	—
Other, net	(741)	75	73
Net cash provided by (used in) operating activities	188,388	193	(40,172)
Cash flows from investing activities:
Purchase of property and equipment	(15,531)	(9,435)	(8,613)
Proceeds from short-term investments	5,383	—	—
Purchase of short-term investments	—	(5,459)	—
Purchase of businesses, net of cash acquired	(32,792)	—	(1,638)
Net cash used in investing activities	(42,940)	(14,894)	(10,251)
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Ordinary shares repurchased	(14,420)	(64,066)	(49,341)
Proceeds from exercise of warrants	23,509	—	529
Principal payments on finance lease obligations	(740)	(387)	—
Net cash provided by (used in) financing activities	8,349	(64,453)	(48,812)
Effect of foreign currency on cash and cash equivalents	(2,617)	(320)	431
Net change in cash and cash equivalents	151,180	(79,474)	(98,804)
Cash and cash equivalents, beginning of period	47,276	126,750	225,554
Cash and cash equivalents, end of period	$198,456	$47,276	$126,750
Supplemental disclosures of cash flow information:
Cash paid for interest	$37,317	$37,005	$35,488
Cash paid for income taxes	$74,559	$25,960	$13,488
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$8,464	$2,618	$19,568
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Operations
The Company is a global solutions provider for the Fire Safety and Specialty Products industries. Approximately 79% of the Company's annual revenues is derived in the United States, approximately 10% in Europe and approximately 6% in Canada with the remaining approximately 5% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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

The Specialty Products segment includes operations that develop, produce and market products for non-fire safety markets. The Company’s largest end market application for the Specialty Products segment is Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies.

Organization and General
On November 20, 2024, Perimeter Solutions, SA, a public limited liability company duly incorporated and validly existing under the laws of the Grand Duchy of Luxembourg, having its registered office at 28, Boulevard F.W. Raiffeisen, L-2411 Luxembourg, Grand Duchy of Luxembourg, and registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés, Luxembourg) under number B 256.548 (“Perimeter Luxembourg”), consummated the conversion (the “Redomiciliation Transaction” or “domestication”) of Perimeter Luxembourg into a corporation incorporated under the laws of the State of Delaware, after which Perimeter Luxembourg continues as an entity under the name “Perimeter Solutions, Inc.” (“we,” “us,” “our,” or the “Company”). The domestication was completed in accordance with articles 100-2, 100-3 and 1300-2 of the Luxembourg law dated August 10, 1915 on commercial companies, as amended (the “Luxembourg Company Law”), the procedures of article 450-3 et seq. of the Luxembourg Company Law, and the domestication procedures of Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), pursuant to which the Company continued its legal existence in Delaware as if Perimeter Luxembourg had originally been incorporated under Delaware law.

Upon consummation of the Redomiciliation Transaction, each of Perimeter Luxembourg’s issued (i) ordinary shares, with a nominal value of $1.00 per share (the “Lux Ordinary Shares”) and (ii) redeemable preferred shares, with a nominal value of $10.00 each (the “Lux Preferred Shares”), automatically converted by operation of law on a one-for-one basis into (i) shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), and (ii) shares of preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”), respectively, in accordance with the terms of the Certificate of Incorporation of the Company (the “Certificate of Incorporation”).

The Common Stock continues to be listed for trading under symbol “PRM” on the New York Stock Exchange (the “NYSE”), which is the same trading symbol as the Lux Ordinary Shares traded under prior to the Redomiciliation Transaction. As a result of the Redomiciliation Transaction, the Company became the successor issuer to Perimeter Luxembourg pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On November 9, 2021 (the “Closing Date”), Perimeter Luxembourg consummated the transactions contemplated by the business combination (the “Business Combination”) with EverArc Holdings Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and the former parent company of Perimeter Luxembourg ("EverArc"), SK Invictus Holdings, S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg ("SK Holdings"), SK Invictus Intermediate S.à r.l., a limited liability company

(société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg ("SK Intermediate"), doing business under the name Perimeter Solutions and EverArc (BVI) Merger Sub Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands and a wholly-owned subsidiary of Perimeter Luxembourg (“Merger Sub”) pursuant to a business combination agreement (the “Business Combination Agreement”) dated June 15, 2021.
In connection with the Business Combination, the Merger Sub merged with and into EverArc, with EverArc surviving such merger as a direct wholly-owned subsidiary of Perimeter Luxembourg (the “Merger”). The Merger was accounted for as a common control transaction, where substantially all of the net assets of Perimeter Luxembourg were those previously held by EverArc. The acquisition of SK Intermediate was accounted for using the acquisition method of accounting and the financial statements reflect a new basis of accounting based on the fair value of the net assets acquired.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements for the prior periods include certain reclassifications that were made to conform to the current period presentation.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, after elimination of intercompany transactions and balances.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying consolidated financial statements include the fair value of purchase consideration and assets acquired and liabilities assumed in a business combination, the useful lives of long-lived assets, the fair value of financial assets and liabilities, valuation of goodwill, indefinite life intangible assets, stock options, founder advisory fees, and realizability of deferred tax assets. Actual results could differ from those estimates.
Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks. For purposes of reporting cash and cash equivalents, the Company considers all deposits with an original maturity of three months or less to be cash equivalents. The Company deposits cash with financial institutions that management believes is of high credit quality, and cash balances in bank accounts, at times, exceeds federally insured limits. The Company has not experienced any losses from maintaining cash balances in excess of such limits.
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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amounts due from customers for products or services provided. The Company evaluates the collectability of its accounts receivable based on management's estimate for expected credit losses for outstanding accounts receivables. The Company determines expected credit losses based upon a number of factors, including historical experience, the likelihood of payment from its customers, and any other known specific factors associated with its customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable and reassess the adequacy of the allowance each reporting period. Account balances are charged-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the allowance for doubtful accounts was insignificant.
Inventories
Inventories are stated at the lower of cost using the the weighted-average cost method or net realizable value. The Company evaluates inventories periodically during each reporting period for obsolete, excess, or slow-moving products and will record any adjustment, if necessary, to report these items at an estimated net realizable value. As of December 31, 2024 and 2023, the reserve for inventory obsolescence was insignificant.
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
Business Combinations
The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, and record any residual purchase price as goodwill in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The Company records assets acquired and liabilities assumed at their respective fair value at the date of acquisition. Management uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date. Such estimates are inherently uncertain and may be subject to refinement. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. During the measurement period of up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill, to the extent such information was not available to the Company at the acquisition date to determine such amounts.
Accounting for business combinations requires the Company to make significant estimates and assumptions at the acquisition date, including estimates of the fair value of acquired inventory, property and equipment, identifiable intangible assets, contractual obligations assumed, preacquisition contingencies, where applicable, and equity issued. Significant assumptions relevant to the determination of the fair value of the assets acquired and liabilities assumed include, but are not limited to, future expected cash flows, discount rates, royalty rates, and other assumptions. The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and relevant volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation.
All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred. Changes in the fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings.
Goodwill
Goodwill is deemed to have an indefinite life and is assessed for impairment annually at the reporting unit level or more frequently when events or circumstances occur that indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value. The Company conducts an annual impairment test on October 1st each year. Depending on the facts and circumstances, the impairment test for goodwill can be performed using either a qualitative or quantitative approach. The qualitative approach consists of a weighting of several qualitative factors, including, but not limited to, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations, the recent and projected financial performance of the reporting unit, changes in the Company's enterprise market value and other relevant factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. This assessment can require significant judgments, including the estimation of future cash flows and an assessment of market and industry dependent risks. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment assessment. The Company performed a qualitative analysis on October 1, 2024, the date of the Company’s annual impairment assessment, and concluded that it was more likely than not that the fair value of the Fire Safety and Specialty Products reporting units are greater than the respective carrying amounts. There was no impairment of goodwill during the years ended December 31, 2024, 2023, or 2022.
Intangible Assets
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which vary depending on the type of intangible assets. Costs to maintain and extend intangible assets are expensed as incurred. In determining the estimated useful lives of definite-lived intangible assets, the Company considers the nature, competitive position, life cycle position and historical and expected future operating cash flows of each acquired assets, as well as its commitment to support these assets through continued investment and legal infringement protection.
Impairment of Long-Lived Assets
Long-lived assets include acquired property, plant, and equipment and intangible assets subject to amortization. The Company evaluates the recoverability of long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. The Company determines the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2023, the Company determined there was an impairment in a long-lived technology asset. See Note 4, “Goodwill and Other Intangible Assets” for additional information related to the impairment of long-lived assets. There were no impairments of long-lived assets during the years ended December 31, 2024 or 2022.
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
The Company derives its revenue from contracts with customers, which comprise of following principal activities as described:
•Full-service air base fire retardant includes sales from the supply and service of fire retardant to designated air tanker bases. The Company provides fire retardant product, the related equipment, and service personnel who operate the related equipment at the designated air tanker bases for the period specified in the contract with respect to each designated air tanker base. Product revenues are recognized at the point in time when product is shipped and control is transferred to the customer, typically when the product is consumed by the customer. The component of service revenue is recognized ratably over time as the customer simultaneously receives and consumes the services. The Company has entered into full-service contracts with the U.S. Forest Service (“USFS”) and the state of California. These contracts are between Perimeter Solutions and the USFS and/or the state of California for supply and service of long-term fire retardant to the designated air tanker bases of certain Government agencies. The revenue derived from these contracts is comprised of multiple performance obligations, namely product sales, providing operations and maintenance personnel services, leasing of specified equipment, and expedited delivery capabilities. The performance obligation for product sales is satisfied at a point in time, while for services and leases it is a “stand-ready obligation” and the revenue is recognized straight-line over the service period. Control of a product is deemed to be transferred to the customer upon shipment or delivery.
•Fire retardant, suppressant, and related equipment includes domestic and international sales of fire retardant and fire suppressant products. Product revenues are recognized at the point in time when control of the product is transferred to the customer which is upon shipment or delivery of the product to the customer, depending on the underlying contract terms.
•Specialty Products includes domestic and international sales of specialty chemical and other products by the Company entities in the U.S. and Germany. Product revenues are recognized at the point in time when control of the product is transferred to the customer which is upon shipment or delivery of the product to the customer, depending on the underlying contract terms.
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

Deferred Revenue
Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue and the remaining portion is recorded as deferred revenue, non-current.
Certain contracts entered by the Company have duration of one year or more. Any billings made to the customer during the financial year for which the related product or service is yet to be delivered on the cutoff date, i.e., December 31, is recognized as deferred revenue. Deferred revenue was $1.8 million and zero as of December 31, 2024 and 2023, respectively.
For full-service fire-retardant contracts, the Company identifies the fire-retardant product and the services as separate units of account. Substantially all performance obligations are satisfied by the end of the annual financial reporting period and the allocation of transaction price to each performance obligation does not have an impact on the recognition and measurement of revenues for the annual reporting period. There were no contract assets, contract obligations other than deferred revenue, or material rights as of December 31, 2024 and 2023.
Deferred Financing Fees
As of December 31, 2024 and 2023, unamortized debt issue costs of $7.2 million and $8.5 million, respectively, for the Company's Senior Notes were carried as a contra liability and are amortized over the term of the related debt using the effective interest method. As of December 31, 2024 and 2023, unamortized deferred financing costs of $0.8 million and $1.3 million, respectively, for the Company’s five-year revolving credit facility (the “Revolving Credit Facility”) were carried as a long-term asset and were amortized on a straight-line basis into interest expense over the term of the Revolving Credit Facility. Amortization of deferred financing fees was $1.3 million, $1.2 million and $1.2 million for Senior Notes and $0.5 million, $0.5 million and $0.5 million for the Revolving Credit Facility during the years ended December 31, 2024, 2023 and 2022, respectively, and is presented as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).
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
The Company elects to apply the short-term lease exception for lease arrangements with a lease term of 12 months or less at commencement. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Lease terms used to compute the present value of lease payments do not include any option to extend, renew, or terminate the lease that the Company is not reasonably certain to exercise upon the lease inception. Accordingly, lease ROU assets and liabilities do not include leases with an initial lease term of 12 months or less.
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
Foreign Currencies
Prior to the Redomiciliation Transaction, the functional and reporting currencies for all Luxembourg entities were in U.S. dollars. The functional currency for the Company’s remaining non-U.S. subsidiaries is the local currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date except for non-monetary assets and liabilities, which are measured at historical exchange rates and revenues and expenses are translated at the average exchange rates for each respective reporting period. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive loss in shareholders’ equity. The Company does not recognize deferred taxes on translation adjustments from its investments in foreign subsidiaries that are essentially permanent in duration.

Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations are recorded in the consolidated statements of operations and comprehensive income (loss). Realized and unrealized (losses) gains resulting from transactions conducted in foreign currencies for the years ended December 31, 2024, 2023 and 2022 were $(2.6) million, $1.4 million and $(4.0) million, respectively.
Share-Based Compensation
Performance stock options
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
For stock options granted from February 14, 2023 through May 7, 2023 (“Pre Modification 2023 Option Grants”), the Company recognized compensation costs related to PBNQSO granted to employees and non-employees based on the estimated fair value of the awards on the date of grant using the Black-Scholes option-pricing model. On the Options Modification Date, the Company performed a fair value remeasurement under the original terms of Prior Option Grants and Pre Modification Option Grants using the Hull-White model and determined there was no incremental share-based compensation expense. For Prior Option Grants and the stock options granted on or after May 8, 2023 (“Post Modification 2023 Option Grants”) the Company recognizes compensation costs related to PBNQSO granted to employees and non-employees based on the estimated fair value of the awards on the date of grant using the Hull-White model as this model considers the future movement in the price of the Company’s shares of Common Stock and option holders’ behavior with respect to option exercises.

The assumptions used in the Black-Scholes option-pricing model are as follows:
•Exercise price. The Company's ordinary share’s fair market value on the date of grant.
•Fair Market Value of Ordinary Shares. Subsequent to the Business Combination, the period end fair market value was the quoted market price of the Company's Ordinary Shares. For Pre Modification 2023 Option Grants, the fair market value was the quoted market price of the Company's Ordinary Shares on the date of grant.
•Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and was based on vesting terms, exercise term and contractual lives of the options. The expected term is based on the simplified method and is estimated as the average of the weighted average vesting term and the time to expiration as of the period end date. The simplified method was used due to the lack of historical exercise information.

•Expected volatility. As the Company did not have sufficient historical stock price information to meet the expected life of the stock option grants, it used a blended volatility, based on Company’s short trading history and on the trading history from the common stock of a set of comparable publicly listed companies.
•Risk-free interest rate. The risk-free interest rate was based on the U.S. Treasury yield with a maturity equal to the expected term of the stock options in effect at the time of grant.
•Dividend yield. The expected dividend was assumed to be zero as the Company has never paid dividends and had no plan to pay any dividends on its Ordinary Shares.
The Hull-White model requires the Company to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor, drift rate, the blended volatility based on the Company’s trading history of its Common Stock and on the trading history from the common stock of a set of comparable publicly listed companies, risk-free interest rate, and expected dividends. The Company’s sub-optimal exercise factor of 2.5 represents the expectation that the option will be exercised when the share price reaches 2.5 times the option’s exercise price. The Company’s drift rate represents the risk-free rate less the dividend yield. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized.
The Company records forfeitures as they are incurred. The fair value of PBNQSO is expensed proportionately for each tranche over the applicable service period in which the performance conditions are deemed probable of achievement.
Restricted stock units
Restricted stock units are valued using the market price of the Company's Common Stock on the grant date. The grant date fair value of the restricted stock units is expensed on a straight-line basis over the applicable vesting period.
Founder Advisory Fees
An advisory agreement was entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"). Upon consummation of the Business Combination, the Company assumed the Founder Advisory Agreement. The EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, will be entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Common Stock and remainder in cash. The Advisory Amounts to be paid in Common Stock is recorded within shareholders’ equity at grant date fair value and the Advisory Amounts to be paid in cash is recorded as a liability in the accompanying consolidated balance sheets. For the Advisory Amounts classified as liabilities, the Company will remeasure the fair value at each reporting date. The Fixed Annual Advisory Amount will be equal to 2,357,061 shares of Common Stock (1.5% of 157,137,410 shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price of the Company’s Common Stock for ten consecutive trading days. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of the Company’s Common Stock if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model.
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

At December 31, 2024, the Company had $198.5 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions and the deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.
For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. Two of the Company’s customers represent 20% and 16%, respectively, of the total accounts receivable balance as of December 31, 2024 and two customers represent 13% and 12%, respectively, of the total accounts receivable balance as of December 31, 2023. No other customer accounted for 10% or greater of total accounts receivable balance as of December 31, 2024 and 2023.
The Company had two customers in the Fire Safety segment that accounted for 34% and 11%, respectively, of total net sales during the year ended December 31, 2024. The Company had one customer in the Fire Safety segment that accounted for 22% of total net sales during the year ended December 31, 2023. No other customer accounted for 10% or greater of total net sales during the years ended December 31, 2024 and 2023.
Earnings (Loss) Per Share
The Company’s basic earnings per share (“EPS”) is computed based on the weighted average number of Common Stock outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding performance-based stock options, warrants and founders advisory fees for Common Stock if the inclusion of these items is dilutive. The treasury stock method is used in determining the amount of Common Stock assumed to be issued from the exercise of Common Stock equivalents.
Reclassification

In 2024, the Company changed the presentation of freight expense on its consolidated statements of operations from selling, general and administrative expense to cost of goods sold, to better match freight expense with freight income. The change has been applied retrospectively to the consolidated financial statements for the prior periods presented in this Annual Report. The impact to the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023 and December 31, 2022 is presented in the following table (in thousands). There was no impact on previously reported balances in the accompanying consolidated balance sheets or statements of cash flows.

	Year Ended December 31,
	2023			2022
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Cost of goods sold	$183,253	$193,813	$10,560	$217,853	$231,852	$13,999
Gross profit	138,855	128,295	(10,560)	142,652	128,653	(13,999)
Selling, general and administrative expense	57,073	46,513	(10,560)	74,319	60,320	(13,999)
Total operating expenses	44,405	33,845	(10,560)	12,587	(1,412)	(13,999)
Operating income	94,450	94,450	—	130,065	130,065	—
Net income	67,486	67,486	—	91,758	91,758	—
Recently Issued and Adopted Accounting Standards

On November 4, 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Although the ASU requires comparative disclosures for all periods presented, entities will be permitted to begin applying the guidance prospectively. Therefore, comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply this ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this ASU will have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this ASU prospectively for the annual period beginning on January 1, 2025.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expense categories and amounts for each reportable segment on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The most significant provision of this standard requires the Company to disclose information about significant segment expenses and other segment items that are regularly provided to the chief operating decision-maker (“CODM”). The Company adopted this ASU retrospectively for the annual period beginning on January 1, 2024 and for interim periods beginning on January 1, 2025.

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	December 31, 2024	December 31, 2023
Inventory:
Raw materials and manufacturing supplies	$65,872	$77,657
Work in process	286	224
Finished goods	50,189	67,771
Total inventory	$116,347	$145,652

Prepaid Expenses and Other Current Assets:
Advance to vendors	$2,471	$3,197
Prepaid insurance	3,667	5,567
Prepaid value-added taxes	2,552	897
Short-term investments	—	5,519
Income tax receivable	11,091	1,714
Other	3,392	1,599
Total prepaid expenses and other current assets	$23,173	$18,493

Property, Plant and Equipment:
Buildings	$3,912	$3,986
Leasehold improvements	2,975	2,743
Furniture and fixtures	584	516
Machinery and equipment	74,406	63,202
Vehicles	4,317	4,114
Construction in progress	9,721	4,695
Total property, plant and equipment, gross	95,915	79,256
Less: Accumulated depreciation	(31,138)	(19,854)
Total property, plant and equipment, net	$64,777	$59,402

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$6,216	$3,483
Accrued salaries	1,514	2,336
Accrued employee benefits	1,381	1,185
Accrued interest	8,448	8,342
Accrued purchases	2,558	2,072
Accrued taxes	3,185	7,100
Operating lease liabilities	2,677	2,146
Finance lease liabilities	732	600
Other	3,739	3,446
Total accrued expenses and other current liabilities	$30,450	$30,710

Depreciation expense related to property, plant and equipment for the years ended December 31, 2024, 2023 and 2022 was $10.7 million, $9.8 million and $10.7 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss).

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2022	$860,319	$171,141	$1,031,460
Foreign currency translation	3,570	1,249	4,819
Balance, December 31, 2023	$863,889	$172,390	$1,036,279
Foreign currency translation	(11,135)	(2,457)	(13,592)
Business combination(1)	—	11,856	11,856
Balance, December 31, 2024	$852,754	$181,789	$1,034,543

(1) On December 24, 2024, the Company acquired 100% of the shares of IMS DE Holdings, LLC (“IMS”), which is included with the Company’s Specialty Products segment. The acquisition was made to expand the Company’s manufacturing capabilities. Based in Manchester, New Hampshire, IMS is a manufacturer of highly specialized printed circuit boards (PCBs). Consideration paid consisted of $32.8 million in cash, net of cash acquired, and there is no contingent consideration. The Company used the acquisition method of accounting for the transaction and has reflected the preliminary value of the acquired assets and liabilities assumed in the consolidated balance sheet, including accounts receivable, inventories, intangible assets, goodwill, and accounts payable. The preliminary acquisition date fair value of the technology and customer relationships was $7.1 million and $6.0 million, respectively. The Company used an income approach, the multi-period excess earnings method, to calculate the acquisition date fair value of the customer relationship intangible assets and the relief-from-royalty method to calculate the acquisition date fair value of the technology intangible asset. Goodwill of $11.9 million was recognized as a result of expected synergies, assembled workforce, and other intangible benefits, all of which is expected to be deductible for tax purposes. Assumptions made by the Company in determining the preliminary acquisition date fair value related to revenue and gross profit projections, customer attrition rates, contributory asset charges, and the discount rate for the customer relationships, and revenue projections, a technology obsolescence rate, a royalty rate, and a discount rate for the technology. Certain of these inputs are not observable in the market and represent Level 3 measurements. The accounting is provisional as the Company is pending valuation of certain intangible assets and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period. Acquisition-related costs, primarily consisting of legal and advisory fees, were recognized as an operating expense in the current period and were not material.

Intangible assets and related accumulated amortization as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024
	Estimated Useful Life (in years)			Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	10	to	20	$767,000	$—	$(10,659)	$(118,596)	$637,745
Technology and patents	10	to	20	257,100	(40,738)	(4,187)	(38,868)	173,307
Tradenames	10	to	20	104,500	—	(1,393)	(15,742)	87,365
Balance, December 31, 2024				$1,128,600	$(40,738)	$(16,239)	$(173,206)	$898,417

	December 31, 2023
	Estimated Useful Life (in years)	Gross Value	Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	20	$761,000	$—	$(5,294)	$(80,920)	$674,786
Technology and patents	20	250,000	(40,738)	(2,096)	(26,513)	180,653
Tradenames	20	101,000	—	(691)	(10,741)	89,568
Balance, December 31, 2023		$1,112,000	$(40,738)	$(8,081)	$(118,174)	$945,007

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
Amortization expense for definite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022 was $55.0 million, $55.1 million and $55.1 million, respectively.
Estimated annual amortization expense of intangible assets for the five years subsequent to December 31, 2024 and thereafter is as follows (in thousands):

Years Ending December 31:	Amount
2025	$55,010
2026	55,010
2027	55,010
2028	55,010
2029	55,010
Thereafter	623,367
Total	$898,417

5. LEASES
The following table presents assets and liabilities for leases as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Assets
Operating lease right-of-use assets	$17,298	$16,339
Finance lease right-of-use assets	6,173	6,064
Total lease assets	$23,471	$22,403

Liabilities
Operating lease liabilities:
Current (included in accrued expenses and other current liabilities)	$2,677	$2,146
Non-current	15,540	14,908
Total operating lease liabilities	18,217	17,054

Finance lease liabilities:
Current (included in accrued expenses and other current liabilities)	732	600
Non-current	6,013	5,547
Total finance lease liabilities	6,745	6,147

Total lease liabilities	$24,962	$23,201

Lease cost for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Operating lease cost (1)	$3,463	$4,396
Finance lease cost:
Amortization of right-of-use assets	1,080	562
Interest on lease liabilities	527	290
Total lease cost	$5,070	$5,248

Reported in:
Cost of goods sold	$4,484	$4,777
Selling, general and administrative expense	586	471
Total lease cost	$5,070	$5,248
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of December 31, 2024 the weighted-average remaining lease term of operating and finance leases were approximately 7.8 years and 6.3 years, respectively, and the weighted-average discount rates applied were 6.8% and 7.6%, respectively.

Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,278	$4,182
Operating cash flows for finance leases	501	282
Financing cash flows for finance leases	740	387
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,479	$4,492
Finance leases	884	6,381
Net change in operating right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$(34)	$(1,514)
As of December 31, 2024, the estimated future minimum payment obligations for non-cancelable operating leases and finance leases are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2025	$3,669	$1,215
2026	3,320	1,105
2027	3,157	979
2028	2,477	1,632
2029	2,471	952
Thereafter	8,648	3,291
Total lease payments	23,742	9,174
Less: imputed interest	(5,525)	(2,429)
Present value of lease liabilities	$18,217	$6,745

6. LONG-TERM DEBT AND PREFERRED STOCK
Long-term debt consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(7,226)	(8,506)
Long-term debt, net	$667,774	$666,494
Maturities of long-term debt as of December 31, 2024 are as follows (in thousands):

Years Ending December 31,	Amount
2025	$—
2026	—
2027	—
2028	—
2029	675,000
Thereafter	—
Total	$675,000
Revolving Credit Facility
Perimeter Holdings, LLC’s, a Delaware limited liability company (“Perimeter Holdings”), five-year Revolving Credit Facility, (the “Revolving Credit Facility”) provides for a senior secured Revolving Credit Facility in an aggregate principal amount of up to $100.0 million.
The Revolving Credit Facility matures on November 9, 2026. The Revolving Credit Facility includes a $20.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility. The Revolving Credit Facility allows the Company to increase commitments under the Revolving Credit Facility up to an aggregate amount not to exceed the greater of (i) $143.0 million and (ii) 100.00% of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the most recent four-quarter period (minus the aggregate outstanding principal amount of certain ratio debt permitted to be incurred thereunder). All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, subject to customary exceptions.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at Perimeter Holdings option, either (x) Secured Overnight Financing Rate for the applicable corresponding tenor (“Term SOFR”) as published by CME Group Benchmark Administration, adjusted for certain additional costs or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of Term SOFR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.
Solely to the extent that on the last day of the applicable fiscal year, the utilization of the Revolving Credit Facility (excluding cash collateralized letters of credit and up to $10.0 million of undrawn letters of credit) exceeds 40% of the aggregate commitments, the Revolving Credit Facility requires compliance on a quarterly basis with a maximum secured net leverage ratio of 7.50:1.00.
The Revolving Credit Facility is fully and unconditionally guaranteed by the Company and each of Perimeter Holdings existing and future wholly-owned material restricted subsidiaries, subject to customary exceptions, and is secured by a first priority lien, subject to certain permitted liens, on substantially all of Perimeter Holdings’s and each of the guarantors’ existing and future property and assets, subject to customary exceptions.

Deferred financing costs incurred in connection with securing the Revolving Credit Facility are carried as a long-term asset and are amortized on a straight-line over the term of the Revolving Credit Facility and included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).
As of December 31, 2024 and 2023, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
Perimeter Holdings has $675.0 million, principal amount of 5.00% senior secured notes due October 30, 2029 (“Senior Notes”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.

The Senior Notes are general, secured, senior obligations of Perimeter Holdings; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of Perimeter Holdings that is not secured by the collateral. The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of Perimeter Holdings’ existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting the Company’s ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on Perimeter Holdings assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business. As of December 31, 2024, and 2023, the Company was in compliance with financial covenants.
Deferred financing costs incurred in connection with securing the Senior Notes were capitalized and are amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net on the consolidated balance sheets as of December 31, 2024, and 2023,
Redeemable Preferred Shares/Preferred Stock

Upon completion of the Redomiciliation Transaction on November 20, 2024 the previously issued 10 million redeemable preferred shares of Perimeter Solutions, SA (the “Lux Preferred Shares”), nominal value $10.00 per share, valued at $100.0 million, automatically converted by operation of law on a one-for-one basis into shares of preferred stock of Perimeter Solutions, Inc. par value $0.0001 per share (the “Preferred Stock”), stated value $100.0 million. The Certificate of Incorporation authorizes the issuance of 20 million shares of Preferred Stock which are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual general meeting. Holders of the Preferred Stock have no voting rights (only protective rights).
The Company, under its Certificate of Incorporation, is mandatorily required to redeem the Preferred Stock at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned Senior Notes, (ii) nine years after the date of issuance of the Preferred Stock or (iii) upon the occurrence of a change of control, as defined in the Company’s Certificate of Incorporation.
Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the shares of Preferred Stock are classified as a liability on the accompanying consolidated balance sheets, and $7.1 million, $6.8 million and $6.5 million of dividends on these shares of Preferred Stock for the years ended December 31, 2024, 2023 and 2022, respectively, are classified as interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).

The shares of Preferred Stock have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Company's Common Stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At December 31, 2024 and 2023, the redemption price was $112.8 million and $108.6 million, respectively.

7. INCOME TAXES

Redomiciliation Transaction

On November 20, 2024, the Redomiciliation Transaction was consummated resulting in a change in domicile for the Company from Luxembourg to the U.S. Following the Redomiciliation Transaction, the Company is subject to U.S. corporate income tax and will file consolidated income tax returns with its U.S. subsidiaries for its U.S. federal and various state government return obligations. The Redomiciliation Transaction resulted in the recognition of a U.S. deferred tax asset for deferred compensation, the removal of deferred taxes on undistributed U.S. earnings, and the removal of various Luxembourg deferred taxes and corresponding valuation allowance.
Income Tax Expense
The Company’s income tax benefit (expense) consisted of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Luxembourg	$—	$—	$—
U.S. Federal	(36,605)	(7,178)	(13,561)
U.S. state and local	(13,249)	(1,485)	(5,453)
Other foreign jurisdictions	(8,745)	(11,250)	(3,455)
Total current	(58,599)	(19,913)	(22,469)
Deferred:
U.S. Federal	81,253	20,584	11,029
U.S. state and local	17,394	4,886	5,397
Other foreign jurisdictions	910	346	574
Total deferred	99,557	25,816	17,000
Total income tax benefit (expense)	$40,958	$5,903	$(5,469)
The Company’s (loss) income before income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Luxembourg	$(244,594)	$85,705	$81,308
U.S.	170,922	(61,995)	9,063
Other foreign jurisdictions	26,809	37,873	6,856
Total (loss) income before taxes	$(46,863)	$61,583	$97,227

The total provision for income taxes can be reconciled to the tax computed at the Company’s statutory tax rate in the country of domicile (United States for 2024 and Luxembourg for 2023 and 2022) as follows:

	Year Ended December 31,
	2024	2023	2022
National statutory tax rate	21.00%	24.94%	24.94%
Increase/(reduction) in income tax rate:
U.S. state and local income taxes, net	14.39	(6.35)	(0.14)
Effect of rates different from statutory	17.60	4.50	0.36
Nondeductible officer compensation	(5.19)	0.04	1.59
Tax on undistributed earnings	22.53	3.55	3.73
Section 250 deduction	0.67	(0.59)	(0.71)
Nontaxable gain/loss on earn-out liability	—	(2.48)	(2.71)
Founders advisory fees	29.48	(48.09)	(30.09)
Tax rate changes	0.67	(0.15)	(0.94)
Changes in prior year estimates	0.78	3.38	(1.95)
Write-off of deferred taxes in exited jurisdiction	(57.72)	—	—
Change in valuation allowance	45.34	11.58	10.90
Other, net	(2.15)	0.08	0.64
Effective tax rate	87.40%	(9.59)%	5.62%
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred Tax Assets:
Net operating loss carryforwards	$1,684	$22,185
Inventories	59	487
Interest	118	7,263
Accrued expenses and other current liabilities	5,211	3,490
Lease liabilities	4,141	4,368
Deferred compensation	79,413	—
Other	5,598	4,538
Valuation allowance	(1,957)	(23,315)
Total deferred tax assets	94,267	19,016
Deferred Tax Liabilities:
Property, plant and equipment	(10,362)	(10,560)
Goodwill and other intangibles	(230,290)	(245,359)
Undistributed earnings	(1,183)	(11,824)
Right-of-use assets	(3,965)	(4,211)
Other	(370)	(516)
Total deferred tax liabilities	(246,170)	(272,470)
Net deferred tax liability	$(151,903)	$(253,454)

As of December 31, 2024, the Company had no recognized net operating loss carryforwards in the U.S. and Luxembourg. The Company has other foreign net operating loss carryforwards of $6.7 million, of which, the majority can be carried forward indefinitely.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely- than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of existing deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future changes to the valuation allowance.
The valuation allowance for deferred tax assets as of December 31, 2024 and 2023 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more-likely-than-not to be realized. The change in valuation allowance for deferred tax assets for the year ending December 31, 2024 was a net decrease of $21.4 million.
As of December 31, 2024, the Company has provided deferred taxes of $1.2 million associated with withholding taxes on accumulated undistributed earnings generated by foreign subsidiaries. Earnings of countries within the European Union would be subject to zero withholding tax on future distributions of unremitted earnings. The Company continues to assert permanent reinvestment of the remaining undistributed earnings for which deferred taxes have not been provided for as of December 31, 2024. The computation of the potential deferred tax liability associated with these undistributed earnings is not practicable. If there are policy changes, the Company would record the applicable taxes in the period of change.
Uncertain Tax Benefits
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2024 and 2023 the Company had $23.2 million of uncertain tax positions that, if recognized, would not affect the effective tax rate. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statement of operations and comprehensive income (loss).
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2024	2023
Balance at beginning of year	$23,245	$36,257
Increase in prior years’ tax positions	—	20,572
Decrease in prior years’ tax positions	—	(33,584)
Balance at end of year	$23,245	$23,245
The Company files income tax returns in Luxembourg, U.S. federal and state jurisdictions, and other foreign jurisdictions. As of December 31, 2024, tax years 2021 through 2023 are subject to examination by the tax authorities in the U.S.
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
Commitments
The Company does not have any material unconditional purchase obligations as of December 31, 2024.

9. EQUITY
Ordinary Shares/Common Stock

Prior to the Redomiciliation Transaction on November 20, 2024 of Perimeter Solutions, SA (“Perimeter Luxembourg”) the total share capital was $4,100.0 million, consisting of 4,000.0 million Ordinary Shares, with a nominal value of $1.00 per share and 10.0 million Redeemable Preferred Shares with a nominal value of $10.00 per share. Each ordinary share entitled the holder thereof to one vote.

Upon consummation of the Redomiciliation Transaction, total share capital was unchanged. However, each of Perimeter Luxembourg’s issued (i) ordinary shares, with a nominal value of $1.00 per share (the “Lux Ordinary Shares”) and (ii) redeemable preferred shares, with a nominal value of $10.00 each (the “Lux Preferred Shares”), automatically converted by operation of law on a one-for-one basis into (i) shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), and (ii) shares of preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”), respectively, in accordance with the terms of the Certificate of Incorporation of the Company.
Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the Preferred Stock is classified as a liability on the accompanying consolidated balance sheets. Refer to Note 6, “Long-Term Debt and Preferred Stock” for additional information about the Redeemable Preferred Shares.
The Company's board of directors (the "Board") is authorized, up to the maximum amount of the authorized capital, to (i) increase the issued share capital in one or several tranches by way of issuance of Common Stock or Preferred Stock with such rights as freely determined by the Board at its discretion, with or without share premium, against payment in cash or in kind, by conversion of claims on the Company or in any other manner (ii) issue subscription and/or conversion rights in relation to new shares or instruments within the limits of the authorized capital under the terms and conditions of warrants (which may be separate or linked to shares), bonds, notes or similar instruments issued by the Company, (iii) determine the place and date of the issue or successive issues, the issue price, the terms and conditions of the subscription of and paying up on the new shares and instruments and (iv) remove or limit the statutory preferential subscription right of the shareholders and of the holders of instruments issued by the Company that entitle them to a preferential subscription right.
As of December 31, 2024, there were 169,426,114 and 147,822,633 shares of Common Stock issued and outstanding, respectively.

On May 23, 2024, subject to certain limits, the shareholders of the Company approved a proposal authorizing the Board to repurchase up to 25% of the Company’s Common Stock outstanding as of the date of the shareholders’ approval, being 36,310,028 shares at any time during the next five years. As a result of the Redomiciliation Transaction on November 20, 2024, the Company is no longer required to obtain shareholder approval for further share repurchase authorizations. The Board had re-established the limit for share repurchases at $100.0 million on February 21, 2024, which is within the repurchase limit approved by the Company’s shareholders’ on May 23, 2024.
The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $97.2 million as of December 31, 2024. During the years ended December 31, 2024 and 2023, the Company repurchased 2,988,291 and 12,178,454 shares, respectively, under its Share Repurchase Plan. The repurchased shares are recorded at cost and are being held in treasury.
Warrants
In connection with the Business Combination, 34,020,000 Warrants issued and outstanding on the Closing Date were converted into the right to purchase Ordinary Shares, entitling the holder thereof to purchase one-fourth of one Ordinary Share at an exercise price of $12.00 per whole Ordinary Share. The Warrant subscription period ended on November 11, 2024.

During the year ended December 31, 2022, the Company received $0.5 million for 176,460 Warrant exercises and issued 44,115 Ordinary Shares. During the year ended December 31, 2024 the Company received $23.5 million for 32,907,728 Warrant exercises and issued 2,601,455 Ordinary Shares. As of December 31, 2024 and 2023, there were zero and 33,843,440 Warrants issued and outstanding, respectively.

10. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
2021 Equity Plan
A total of 31,900,000 shares of Common Stock are authorized and reserved for issuance under the 2021 Equity Incentive Plan (the “2021 Equity Plan”) which provides for the grant of stock options (either incentive or non-qualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance share units and other share-based awards with respect to the Common Stock. Shares associated with underlying awards that are expired, forfeited, or otherwise terminated without the delivery of shares, or are settled in cash, and any shares tendered to or withheld by the Company for the payment of an exercise price or for tax withholding will again be available for issuance under the 2021 Equity Plan.
The Company has granted PBNQSO to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The exercise prices of the outstanding PBNQSO range from $2.94 to $13.24 per share and consist of two types of vesting criteria. Of the aggregate number of PBNQSO granted, 245,004 PBNQSO were eligible to vest based on the achievement of certain performance goals for fiscal year 2021 (the “Bridge Options”), 5,639,500 PBNQSO were eligible to vest based on the achievement of certain performance goals for fiscal year 2024, and the remaining 9,249,667 PBNQSO outstanding are eligible to vest based on the achievement of AOP during the 5 year vesting period from the grant date. For unvested PBNQSO grants through December 31, 2024, the remaining vesting period ranges from fiscal year 2025 through fiscal year 2028. The PBNQSO expire ten years from the grant date.
The Bridge Options vested and became exercisable upon (i) the Company achieving an Adjusted EBITDA target of $136.0 million for fiscal year 2021; and (ii) the recipient remaining in continuous service through the first anniversary of the grant date. As of December 31, 2024, all the Bridge Options are vested and available to exercise.

2023 Options Modification
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
On March 8, 2023, in connection with changes in the Company’s leadership structure, it amended the performance terms and conditions of the outstanding 5-Year Options previously granted to its former chief executive officer (the “Executive”) whereby 50% of such outstanding options eligible to vest in each of fiscal years from 2023 through 2026 would remain subject to the existing performance terms and conditions. The remaining 50% of such outstanding options would be eligible to vest in such fiscal years subject to the performance terms and conditions related to the Executive’s position and duties as Vice Chairman. For these remaining 50% of outstanding options, the Company’s compensation committee will establish performance goals and communicate them to the Executive and assess achievement annually. For accounting purposes, the Company will recognize compensation expense related to these remaining 50% of outstanding options when the specified performance goal for future periods have been established and communicated to the Executive.
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
On the Options Modification Date, the Company modified certain terms in the PBNQSO agreements as noted below:
•eliminated a term that provided discretion to the compensation committee to make certain adjustments on how AOP against the performance target will be measured with respect to the grants made prior to the 2023 modification event;
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
•added an alternative vesting provision if the market price of the Company's Common Stock is more than twice the exercise price for a sustained period of time commencing in the third fiscal year after option grant; and
•made certain clarifying and other changes.
The above modifications affected all of the outstanding Prior Option Grants and Pre Modification 2023 Option Grants and there was no incremental share-based compensation expense as a result of modifications.
In the prior year, the Company had 2,175,000 Pre Modification 2023 Option Grants and 405,000 Post Modification 2023 Option Grants that vest based on the achievement of certain performance goals for fiscal years 2023-2027 to employees and non-employees. For the Pre Modification 2023 Option Grants, the Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. For the Post Modification 2023 Option Grants, the Company estimated the grant date fair value, and the resulting share-based compensation expense, using the Hull-White model. The Company recognized compensation costs related to the PBNQSO granted in 2023 based on the estimated fair value of the awards on the date of grant.
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
The Company's chief executive officer, ("CEO") and business director, North America Retardant and Services, are required to hold a minimum level of personal investment of $2.2 million and $1.5 million, respectively, in Common Stock pursuant to stock retention guidelines attached to their respective PBNQSO agreement. The aggregate value may include the fair market value of shares associated with underlying options over the exercise price, but half of the value must be attributable to Common Stock held by each officer. Each officer will have five years after grant date to comply with these requirements.
The table below summarizes the PBNQSO activity:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,244,171	$9.30
Granted	4,655,000	$6.43
Exercised	—	$—
Forfeited	(525,000)	$7.40
Cancelled	(240,000)	$8.63
Outstanding at December 31, 2024	15,134,171	$8.49	7.85	$66,389
Options vested and exercisable	5,884,504	$9.28	7.30	$20,662

The assumptions used to fair value the PBNQSO granted during the year ended December 31, 2024 using the Hull-White model were as follows:

Year Ended December 31, 2024
Dividend yield	—%
Risk-free interest rate	3.72% to 4.42%
Expected volatility	39.00% to 44.00%
Expected life (years)	10.00
Suboptimal exercise multiple	2.5
Drift rate	3.72% to 4.42%
Weighted average exercise price of options granted	$6.43
Weighted average fair value of options granted	$3.45
Share-based compensation expense recognized by the Company during the years ended December 31, 2024 and 2023 and 2022 was $12.8 million, $1.6 million and $14.6 million, respectively. The total tax benefit recognized during the years ended December 31, 2024 and 2023 and 2022 related to non-cash share-based compensation expense was $0.2 million, $0.8 million and $1.5 million, respectively. Compensation expense is recognized based upon probability assessments of achieving the AOP targets determined using estimated EBITDA, net debt and diluted shares for PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of December 31, 2024, there was approximately $17.0 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.8 years.
Founder Advisory Amounts
As discussed in Note 12, Related Parties, following the Business Combination, the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the key terms and conditions of the Founder Advisory Agreement previously executed between EverArc and EverArc Founder Entity.
The fair value of the Fixed Annual Advisory Amount is calculated based on the 10-day volume weighted average price of the Company’s Common Stock. The fair value of the Variable Annual Advisory Amount is determined using a Monte Carlo simulation because of the market condition (i.e., achievement of a specified share price) associated with this award. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date. The key inputs into the Monte Carlo simulation model for the Variable Annual Advisory Amounts were as follows at December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Dividend yield	—%	—%	—%
Risk-free interest rate	4.43%	3.84%	3.87%
Expected volatility	49.50%	48.10%	43.10%
Expected life (years)	7.00	8.00	9.00
10-day volume weighted average share price	$12.85	$4.51	$8.86
All of the Founder Advisory Amounts are vested. Compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts. See Note 12, Related Parties, for additional information related to the Founders Advisory Amounts.
Savings and Investment Plans
The Company sponsors a savings and investment plan under which a portion of employee contributions are matched. The Company made matching contributions of $1.3 million in each of the years ended December 31, 2024, 2023 and 2022.

11. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Preferred Stock equals the redemption price, which approximates fair value. At December 31, 2024 and 2023, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $629.5 million and $587.9 million, respectively.
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
Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy for the periods ended December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements Using:
December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$52,098	$—	$194,662	$246,760

December 31, 2023
Liabilities:
Founders advisory fees payable - related party	$23,972	$—	$35,647	$59,619
The fair value of the founders advisory fees payable is based on the market price of Common Stock if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the fair value of the underlying Common Stock, the risk-free interest rate, the expected equity volatility, and the expected term of the Founder Advisory Agreement. See Note 10, “Share-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable.

Changes in Level 3 Liabilities
A roll forward of Level 3 liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Founders Advisory Fees Payable - Related Party	LaderaTech Contingent Earn-out

Balance, December 31, 2021	$251,513	$19,979
Settlements	(40,776)	—
Reclassification from liability to equity	(10,495)	—
Founders advisory fees - related party, change in fair value	(81,752)	—
Gain on contingent earn-out, change in fair value	—	(12,706)
Balance, December 31, 2022	118,490	7,273
Founders advisory fees - related party, change in fair value	(82,843)	—
Gain on contingent earn-out, change in fair value	—	(7,273)
Balance, December 31, 2023	35,647	—
Founders advisory fees - related party, change in fair value	159,015	—
Balance, December 31, 2024	$194,662	$—
12. RELATED PARTIES
In exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founder Entity is entitled to receive both a Fixed Annual Advisory Amount and the Variable Annual Advisory Amount from the Company, each as described below:
•Fixed Annual Advisory Amount. Effective November 9, 2021 through December 31, 2027, the Fixed Annual Advisory Amount will be equal to 2,357,061 shares of Common Stock (1.5% of the 157,137,410 shares of Common Stock, the Founder Advisory Agreement Calculation Number).
•Variable Annual Advisory Amount. Effective November 9, 2021 through December 31, 2031, and once the average price per share of Common Stock is at least $10.00, the Variable Annual Advisory Amount will be equal in value to:
•in the first year in which the Variable Annual Advisory Amount is payable, (x) 18% of the increase in the market value of one share of the Company’s Common Stock over $10.00 (such increase in market value, the “Payment Price”) multiplied by (y) 157,137,410 shares of Common Stock, the Founder Advisory Agreement Calculation Number; and
•in the following years in which the Variable Annual Advisory Amount may be payable (if at all), (x) 18% of the increase in Payment Price over the previous year Payment Price multiplied by (y) 157,137,410 shares of Common Stock, the Founder Advisory Agreement Calculation Number.
The Founder Advisory Agreement can be terminated at any time (i) by the EverArc Founder Entity if the Company ceases to be traded on the NYSE; or (ii) by the EverArc Founder Entity or the Company if there is (A) a Sale of the Company (as defined in the Founder Advisory Agreement) or (B) a liquidation of the Company.
The Company calculates the fair value of the Fixed Annual Advisory Amount using the average price of Common Stock and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Advisory Amounts may be settled by paying up to 50% in cash, recorded as a liability, with the remaining percentage settled in Common Stock. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period. For the years ended December 31, 2024 and 2023, the Company recognized an increase/(decrease) in the compensation expense related to the founders advisory fees payable - related party due to an increase/(decrease) in fair value for liability-classified Advisory Amounts of $198.3 million and $(108.5) million, respectively, primarily due to changes in share price of the Company’s Common Stock.

As of December 31, 2024 and 2023, the fair value of the Fixed Annual Advisory Amount for the remaining term was calculated to be $90.8 million and $42.5 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of Common Stock of $12.85 and Ordinary Shares of $4.51, respectively. As of December 31, 2024 and 2023, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $389.3 million and $71.3 million, respectively.
For 2024, the average price was $12.85 per share of Common Stock. The EverArc Founder Entity is entitled to receive the Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $30.3 million, based on average price of $12.85 per share of Common Stock (the “2024 Fixed Amount”). The EverArc Founder Entity did not qualify to receive Variable Annual Advisory Amount for 2024 as the average price of $12.85 per Common Share for 2023 was lower than the average price of $13.63 per Common Share established in 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 78% of the 2024 Fixed Amount in Common Shares (1,837,304 Common Shares) and approximately 22% of the 2024 Fixed Amount in cash $6.7 million). On February 18, 2025, the Company issued 1,837,304 Common Shares and paid $6.7 million in cash in satisfaction of the 2024 Fixed Amount.
For 2023, the average price was $4.51 per Ordinary Share. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 Ordinary Shares or a value of $10.6 million, based on average price of $4.51 per Ordinary Share (the “2023 Fixed Amount”). The EverArc Founder Entity did not qualify to receive Variable Annual Advisory Amount for 2023 as the average price of $4.51 per Ordinary Share for 2023 was lower than the average price of $13.63 per Ordinary Share established for 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 75% of the 2023 Fixed Amount in Ordinary Shares (1,758,464 Ordinary Shares) and approximately 25% of the 2023 Fixed Amount in cash ($2.7 million). On February 15, 2024, the Company issued 1,758,464 Ordinary Shares and paid $2.7 million in cash in satisfaction of the 2023 Fixed Amount.
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
Notwithstanding that the Fixed and Variable Advisory Amounts will be paid out over three years and seven years, respectively, the Company has accrued the full amount of the payments because, the Company has incurred an obligation equal to the present value of the entire amount of both the Fixed and Variable Annual Advisory Amounts.

13. REVENUE RECOGNITION
Disaggregation of revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues from products	$464,806	$290,720	$330,672
Revenues from services	95,903	30,158	26,630
Other revenues	259	1,230	3,203
Total net sales	$560,968	$322,108	$360,505
14. (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share represents income available to common or ordinary shareholders divided by the weighted average number of Common Stock or Ordinary Shares outstanding during the reported period. Diluted (loss) earnings per share is based upon the weighted-average number of Common Stock or Ordinary Shares outstanding during the period plus additional weighted-average potentially dilutive Common Stock or Ordinary Share equivalents during the period when the effect is dilutive.
Basic and diluted weighted average shares outstanding and earnings per share were as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(5,905)	$67,486	$91,758

Weighted-average shares outstanding:
Weighted average shares used in computing earnings per share, basic	145,713,439	154,666,717	160,937,575
Founders advisory fees	—	11,785,305	14,142,366
Weighted average shares used in computing earnings per share, diluted	145,713,439	166,452,022	175,079,941

Basic (loss) earnings per share	$(0.04)	$0.44	$0.57

Diluted (loss) earnings per share	$(0.04)	$0.41	$0.52
The number of anti-dilutive securities not included in the calculation of diluted earnings per share were as follows:

	Year Ended December 31,
	2024	2023	2022
PBNQSO	3,047,072	245,004	245,004
Founders advisory fees	9,428,244	—	—
Warrants	6,395,268	8,460,860	8,460,860
Total	18,870,584	8,705,864	8,705,864

15. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products. The Fire Safety segment provides fire retardants and firefighting foams, as well as specialized equipment and services typically offered in conjunction with the Company’s retardant and foam products. The Specialty Products segment includes operations that develop, produce and market products for non-fire safety markets. The Company’s largest end market application for the Specialty Products segment is Phosphorus Pentasulfide ("P2S5") based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies.

The CODM is the Company's CEO. The CODM uses Segment Adjusted EBITDA for each segment predominantly in the annual budget and the forecasting process. The CODM considers budget/forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment.

The Company defines Segment Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items on a segment basis. These non-recurring or unusual items may include acquisition and restructuring related costs, management fees and other non-recurring items.

Interest income, interest expense, other income (expense) and certain corporate operating expenses are not included in the measures of segment performance reviewed by the CODM. The corporate category is not considered to be a segment.

Information related to net sales, Segment Adjusted EBITDA, depreciation and amortization, purchases of property and equipment, and segment assets of the Company’s operations are summarized below (in thousands):

	Year Ended December 31, 2024
	Fire Safety	Specialty Products	Total
Net sales:
Product	$340,112	$124,694	$464,806
Services and others	96,162	—	96,162
Total net sales	436,274	124,694	560,968

Less:
Adjusted cost of goods sold	160,157	72,705	232,862
Adjusted selling, general and administrative expense	35,996	11,816	47,812
Segment Adjusted EBITDA	$240,121	$40,173	$280,294
Less:
Depreciation and amortization			65,718
Interest and financing expense			40,461
Founders advisory fees - related party			198,308
Non-recurring expenses			7,378
Share-based compensation expense			12,849
Foreign currency loss			2,443
Loss before income taxes			$(46,863)

Depreciation and amortization	$51,365	$14,353	$65,718
Purchases of property and equipment	9,449	6,082	15,531
Segment assets	83,677	189,912	273,589

	Year Ended December 31, 2023
	Fire Safety	Specialty Products	Total
Net sales:
Product	$194,166	$96,554	$290,720
Services and others	31,388	—	31,388
Total net sales	225,554	96,554	322,108
Less:
Adjusted cost of goods sold	117,242	66,711	183,953
Adjusted selling, general and administrative expense	32,098	9,270	41,368
Segment Adjusted EBITDA	$76,214	$20,573	$96,787
Less:
Depreciation and amortization			64,855
Interest and financing expense			41,378
Founders advisory fees - related party			(108,481)
Intangible impairment			40,738
Non-recurring expenses			4,046
Share-based compensation expense			1,596
Gain on contingent earn-out			(7,273)
Foreign currency gain			(1,655)
Income before income taxes			$61,583

Depreciation and amortization	$51,178	$13,677	$64,855
Purchases of property and equipment	4,287	5,148	9,435
Segment assets	93,200	191,946	285,146

	Year Ended December 31, 2022
	Fire Safety	Specialty Products	Total
Net sales:
Product	$196,750	$133,922	$330,672
Services and others	29,833	—	29,833
Total net sales	226,583	133,922	360,505

Less:
Adjusted cost of goods sold	117,725	77,141	194,866
Adjusted selling, general and administrative expense	31,493	8,755	40,248
Segment Adjusted EBITDA	$77,365	$48,026	$125,391
Less:
Depreciation and amortization			65,795
Interest and financing expense			42,585
Founders advisory fees - related party			(117,302)
Non-recurring expenses			6,885
Share-based compensation expense			14,649
Non-cash purchase accounting impact			24,796
Gain on contingent earn-out			(12,706)
Foreign currency loss			3,462
Income before income taxes			$97,227

Depreciation and amortization	$51,299	14,496	$65,795
Purchases of property and equipment	3,817	4,796	8,613
Total segment assets reconciled to consolidated amounts are as follows:

	December 31, 2024	December 31, 2023
Total segment assets	$273,589	$285,146
Cash and cash equivalents	198,456	47,276
Goodwill	1,034,543	1,036,279
Customer lists, net	637,745	674,786
Technology and patents, net	173,307	180,653
Tradenames, net	87,365	89,568
Tax assets	11,389	1,714
Total consolidated assets	$2,416,394	$2,315,422
Net sales by geographical area is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	79%	65%	74%
Canada	6	14	5
Other international sales (1)	15	21	21
Total net sales	100%	100%	100%
(1)    The Company did not have net sales in excess of 10% in any other countries for the years ended December 31, 2024, 2023 and 2022.

Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
United States	$46,580	$38,709
Canada	2,180	2,303
Germany	12,643	14,376
Other foreign jurisdictions	3,374	4,014
Total property, plant and equipment, net	$64,777	$59,402

16. PARENT COMPANY INFORMATION
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company.
Perimeter Solutions, Inc. (the “Parent Company”), has no material assets or standalone operations other than its ownership in its consolidated subsidiaries, the Preferred Stock described in Notes 6 and 9, the cash from the proceeds of sale of Common Stock, the cash paid on repurchase of Common Stock described in Note 9 and the Founder Advisory Fees described in Notes 11 and 12. Under the terms of the Revolving Credit Facility entered into by Perimeter Holdings, LLC, a wholly owned subsidiary of Perimeter Intermediate, LLC which itself is a wholly owned subsidiary of Perimeter Solutions, Inc., Perimeter Holdings, LLC is restricted from making dividends, distributions, or other payments to Perimeter Solutions, Inc. As of December 31, 2024, substantially all of the consolidated net assets of Perimeter Holdings, LLC are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.
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

PERIMETER SOLUTIONS, INC.
PARENT COMPANY INFORMATION
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$38,858	$3,731
Intercompany receivable	3,542	19,667
Prepaid expenses and other current assets	1,234	2,801
Total current assets	43,634	26,199
Other assets:
Investment in subsidiaries	1,584,999	1,382,092
Other assets, net	133	266
Total assets	$1,628,766	$1,408,557
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$662	$753
Intercompany payable	85,711	82,711
Founders advisory fees payable - related party	6,677	2,702
Accrued expenses and other current liabilities	4,997	4,616
Total current liabilities	98,047	90,782
Founders advisory fees payable - related party	240,083	56,917
Preferred stock	109,966	105,799
Preferred stock - related party	2,831	2,764
Intercompany note payable	20,569	—
Total liabilities	471,496	256,262
Shareholders’ equity:
Total shareholders’ equity	1,157,270	1,152,295
Total liabilities and shareholders’ equity	$1,628,766	$1,408,557

PERIMETER SOLUTIONS, INC.
PARENT COMPANY INFORMATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Selling, general and administrative expense	$10,754	$13,886	$18,471
Founders advisory fees - related party	198,308	(108,481)	(117,302)
Total operating expense (income)	209,062	(94,595)	(98,831)
Operating (loss) income	(209,062)	94,595	98,831
Other expenses	7,252	6,201	5,267
(Loss) income before undistributed earnings of subsidiaries	(216,314)	88,394	93,564
Undistributed earnings of subsidiaries	210,409	(20,908)	(1,806)
Net (loss) income	(5,905)	67,486	91,758
Total comprehensive (loss) income	$(5,905)	$67,486	$91,758

PERIMETER SOLUTIONS, INC.
PARENT COMPANY INFORMATION
CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(5,905)	$67,486	$91,758
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Founders advisory fees - related party (change in accounting fair value)	198,308	(108,481)	(117,302)
Equity in earnings of subsidiaries	(210,409)	20,908	1,806
Depreciation and amortization expense	133	—	—
Interest and payment-in-kind on preferred shares	7,057	4,754	5,229
Share-based compensation	829	361	285
Changes in operating assets and liabilities, net of acquisitions:
Intercompany receivable	19,125	16,038	766
Prepaid expenses and current other assets	1,567	898	4,496
Accounts payable	(91)	(2,792)	3,090
Accrued expenses and other current liabilities	(2,443)	265	1,729
Founders advisory fees - related party (cash settled)	(2,702)	(4,655)	(53,547)
Net cash provided by (used in) operating activities	5,469	(5,218)	(61,690)
Cash flows from investing activities:
Purchase of property and equipment	—	(142)	(124)
Investment in subsidiaries	—	14,000	(71,638)
Proceeds from intercompany note payable	20,569	—	—
Proceeds from intercompany note receivable	—	—	20,000
Net cash provided by (used in) investing activities	20,569	13,858	(51,762)
Cash flows from financing activities:
Ordinary shares repurchased	(14,420)	(64,066)	(44,333)
Proceeds from exercise of warrants	23,509	—	529
Net cash provided by (used in) financing activities	9,089	(64,066)	(43,804)
Net change in cash and cash equivalents	35,127	(55,426)	(157,256)
Cash and cash equivalents, beginning of period	3,731	59,157	216,413
Cash and cash equivalents, end of period	$38,858	$3,731	$59,157
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$8,464	$2,618	$19,568

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, Perimeter Solutions, Inc. has evaluated, under the supervision and with the participation of the Company’s management, including Perimeter Solutions, Inc.’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report. Based on such evaluation, Perimeter Solutions, Inc.’s principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Under the supervision of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The Company acquired IMS DE Holdings, LLC (“IMS”) in December 2024. Management excluded IMS from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. IMS represented less than 1% of the Company’s total assets excluding goodwill and other intangible assets and less than 1% of the Company’s total revenues, as of and for the year ended December 31, 2024.
KPMG, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has provided an attestation report on Perimeter Solutions, Inc’s internal control over financial reporting which is included in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(c) Trading Plans
Not Applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2024 with respect to its 2025 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2024 with respect to its 2025 annual meeting of shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2024 with respect to its 2025 annual meeting of shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2024 with respect to its 2025 annual meeting of shareholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2024 with respect to its 2025 annual meeting of shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as a part of this report:
(1)Financial Statements: The consolidated financial statements and related notes, together with the reports of KPMG and BDO, Independent Registered Public Accounting Firms, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.
(2)Financial Statement Schedules: Financial statement schedules have been omitted because they either are not required, not applicable, or the information required to be presented is included in the Company’s consolidated financial statements and related notes.
(3)Exhibits:
See Index to Exhibits on page 102.
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of June 15, 2021, among EverArc Holdings Limited, SK Invictus Intermediate S.à r.l., Perimeter Solutions, SA, EverArc (BVI) Merger Sub Limited and SK Invictus Holdings, S.à r.l.	S-4	2.1	September 1, 2021
3.1	Certificate of Incorporation of Perimeter Solutions, Inc.	8-K12B	3.1	November 20, 2024
3.2	Bylaws of Perimeter Solutions, Inc.	8-K12B	3.2	November 20, 2024
4.1*	Description of Securities.
4.2	Indenture, dated as of October 22, 2021 between EverArc Escrow S.à r.l. and U.S. Bank National Association.	S-4/A	4.5	October 25, 2021
10.1†	Advisory Services Agreement, dated as of December 12, 2019 by and between EverArc Holdings Limited and EverArc Founders LLC.	S-4/A	10.3	October 8, 2021
10.2†	Assignment and Assumption Agreement, dated as of November 9, 2021 by and between Perimeter Solutions, SA, EverArc Holdings Limited and EverArc Founders LLC.	S-1/A	10.16	November 10, 2021
10.3†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.6	October 8, 2021
10.4†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Shannon Horn.	S-4/A	10.7	October 8, 2021
10.5	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.12	October 8, 2021
10.6	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Shannon Horn.	S-4/A	10.8	October 8, 2021
10.7†	Perimeter Solutions, SA 2021 Equity Incentive Plan.	S-1/A	10.13	November 10, 2021
10.8	Credit Agreement, dated as of November 9, 2021, by and among SK Invictus Intermediate S.à r.l., as guarantor; SK Invictus Intermediate II S.à r.l., as borrower; the other guarantors party thereto; the lenders, L/C issuers and swing line lender parties thereto; Morgan Stanley Senior Funding, Inc., as administrative agent; and Morgan Stanley Senior Funding, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as joint lead arrangers and bookrunning managers.	S-1/A	10.15	November 10, 2021
10.9†	Employment Agreement, dated as of May 6, 2022 by and between Perimeter Solutions, SA and Jeffrey Emery.	10-K	10.15	March 1, 2023
10.10†	Employment Agreement, dated as of March 8, 2023 by and between Perimeter Solutions, SA and Haitham Khouri.	10-Q	10.1	May 10, 2023
10.11†	Amendment to the Employment Agreement, dated as of March 8, 2023 by and between Perimeter Solutions, SA and Edward Goldberg.	10-Q	10.2	May 10, 2023
10.12†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Noriko Yokozuka.	10-Q	10.3	May 10, 2023
10.13†	Form of 2021 Option Award Agreement (As Amended).	8-K	10.1	May 12, 2023
10.14†	Form of 2022 Option Award Agreement (As Amended).	8-K	10.2	May 12, 2023
10.15†	Form of 2023 Option Award Agreement.	8-K	10.3	May 12, 2023
10.16†	Employment Agreement, dated as of November 16, 2023 by and between Perimeter Solutions, SA and Kyle Sable.	10-K	10.18	February 22, 2024
10.17	Form of Indemnification Agreement	S-4	10.4	July 31, 2024
19.1*^	Perimeter Solutions, Inc. Insider Trading Policy
21.1*	Subsidiaries of Perimeter Solutions, Inc.
23.1*	Consent of BDO USA, P.C.
23.2*	Consent of KPMG, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Perimeter Solutions, SA Executive Officer Clawback Policy.	10-K	97.1	February 22, 2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.
^ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perimeter Solutions, Inc.

Date: February 20, 2025	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Haitham Khouri	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Haitham Khouri

/s/ Kyle Sable	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025
Kyle Sable

/s/ W. Nicholas Howley	Co-Chairman of the Board	February 20, 2025
W. Nicholas Howley

/s/ William N. Thorndike, Jr.	Co-Chairman of the Board	February 20, 2025
William N. Thorndike, Jr.

/s/ Edward Goldberg	Vice-Chairman and Director	February 20, 2025
Edward Goldberg

/s/ Vivek Raj	Director	February 20, 2025
Vivek Raj

/s/ Tracy Britt Cool	Director	February 20, 2025
Tracy Britt Cool

/s/ Bernt Iversen II	Director	February 20, 2025
Bernt Iversen II

/s/ Sean Hennessy	Director	February 20, 2025
Sean Hennessy

/s/ Robert S. Henderson	Director	February 20, 2025
Robert S. Henderson

/s/ Jorge L. Valladares III	Director	February 20, 2025
Jorge L. Valladares III