Form 10-Q
period 2025-03-31
Perimeter Solutions, Inc.
filed 2025-05-08
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-41027
_______________________________
PERIMETER SOLUTIONS, INC.
(Exact name of Registrant as specified in its Charter)
_______________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, there were 147,728,765 shares of Common Stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended March 31, 2025 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
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
•our expectations regarding the impact of tariffs and global trade policy and other significant infrequent events such as the ongoing regional conflicts in Ukraine or the Middle East on our business, as well as our ability to mitigate inflationary pressures;
•expectations concerning certain of our products’ ability to protect life and property as population settlement locations change;
•expectations concerning the markets in which we currently operate and intend to expand to in the coming years, overall economic conditions and disruptive weather events;
•our expectations regarding market risk and hedging activities;
•our expectations regarding the severity of future fire seasons and the extent to which fire retardant will be used to protect property in the future;
•expectations concerning repurchases of our Common Stock under the Share Repurchase Plan (as defined below);
•our estimations regarding our future amortization expense of intangible assets;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in the annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”); (2) Part II, “Item 1A. Risk Factors” in this Quarterly Report; (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (4) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$200,050	$198,456
Accounts receivable, net	44,651	56,048
Inventories	122,714	116,347
Prepaid expenses and other current assets	18,028	23,173
Total current assets	385,443	394,024
Property, plant and equipment, net	67,686	64,777
Operating lease right-of-use assets	17,184	17,298
Finance lease right-of-use assets	6,088	6,173
Goodwill	1,039,306	1,034,543
Customer lists, net	629,616	637,745
Technology and patents, net	172,864	173,307
Tradenames, net	86,209	87,365
Other assets, net	750	1,162
Total assets	$2,405,146	$2,416,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,128	$23,519
Accrued expenses and other current liabilities	35,773	30,450
Founders advisory fees payable - related party	11,402	6,677
Deferred revenue	6,406	1,842
Total current liabilities	73,709	62,488
Long-term debt, net	668,104	667,774
Operating lease liabilities, net of current portion	15,395	15,540
Finance lease liabilities, net of current portion	5,975	6,013
Deferred income taxes	161,314	152,203
Founders advisory fees payable - related party	148,068	240,083
Preferred stock	111,066	109,966
Preferred stock - related party	2,831	2,831
Other liabilities	2,314	2,226
Total liabilities	1,188,776	1,259,124
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, $0.0001 par value per share, 4,000,000,000 shares authorized; 171,267,518 and 169,426,114 shares issued; 148,775,583 and 147,822,633 shares outstanding at March 31, 2025 and December 31, 2024, respectively	17	17
Treasury stock, at cost; 22,491,935 and 21,603,481 shares at March 31, 2025 and December 31, 2024, respectively	(136,010)	(127,827)
Additional paid-in capital	1,913,747	1,911,035
Accumulated other comprehensive loss	(31,347)	(39,232)
Accumulated deficit	(530,037)	(586,723)
Total stockholders’ equity	1,216,370	1,157,270
Total liabilities and stockholders’ equity	$2,405,146	$2,416,394
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$72,030	$59,044
Cost of goods sold	43,877	38,342
Gross profit	28,153	20,702
Operating expenses:
Selling, general and administrative expense	16,299	13,462
Amortization expense	14,099	13,771
Founders advisory fees - related party	(80,613)	68,333
Other operating expense	561	—
Total operating expenses	(49,654)	95,566
Operating income (loss)	77,807	(74,864)
Other expense (income):
Interest expense, net	9,644	10,648
Foreign currency (gain) loss	(1,159)	1,293
Other expense, net	143	27
Total other expense, net	8,628	11,968
Income (loss) before income taxes	69,179	(86,832)
Income tax (expense) benefit	(12,493)	4,274
Net income (loss)	56,686	(82,558)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,885	(5,543)
Total comprehensive income (loss)	$64,571	$(88,101)
Earnings (loss) per share:
Basic	$0.38	$(0.57)
Diluted	$0.36	$(0.57)
Weighted average number of shares outstanding:
Basic	148,556,284	145,326,933
Diluted	156,727,696	145,326,933

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	169,426,114	$17	21,603,481	$(127,827)	$1,911,035	$(39,232)	$(586,723)	$1,157,270
Stock-based compensation	—	—	—	—	2,671	—	—	2,671
Shares issued related to founders advisory fees - related party	1,837,304	—	—	—	—	—	—	—
Shares repurchased	—	—	888,454	(8,183)	—	—	—	(8,183)
Options exercised	4,100	—	—	—	41	—	—	41
Net income	—	—	—	—	—	—	56,686	56,686
Other comprehensive income	—	—	—	—	—	7,885	—	7,885
Balance, March 31, 2025	171,267,518	$17	22,491,935	$(136,010)	$1,913,747	$(31,347)	$(530,037)	$1,216,370

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	165,066,195	$165,067	18,615,190	$(113,407)	$1,701,163	$(19,710)	$(580,818)	$1,152,295
Stock-based compensation	—	—	—	—	1,742	—	—	1,742
Shares issued related to founders advisory fees - related party	1,758,464	1,758	—	—	(1,758)	—	—	—
Shares repurchased	—	—	2,969,357	(14,278)	—	—	—	(14,278)
Net loss	—	—	—	—	—	—	(82,558)	(82,558)
Other comprehensive loss	—	—	—	—	—	(5,543)	—	(5,543)
Balance, March 31, 2024	166,824,659	$166,825	21,584,547	$(127,685)	$1,701,147	$(25,253)	$(663,376)	$1,051,658

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$56,686	$(82,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Founders advisory fees - related party (change in fair value)	(80,613)	68,333
Depreciation and amortization expense	16,893	16,412
Interest and payment-in-kind on preferred stock	1,833	1,764
Stock-based compensation	2,671	1,742
Non-cash lease expense	1,395	1,392
Deferred income taxes	8,927	(4,835)
Amortization of deferred financing costs	444	427
Foreign currency (gain) loss	(1,159)	1,293
Loss (gain) on disposal of assets	3	(10)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,830	874
Inventories	2,145	231
Prepaid expenses and other current assets	766	(1,819)
Accounts payable	(3,513)	(7,208)
Deferred revenue	4,564	—
Income taxes payable, net	1,660	(174)
Accrued expenses and other current liabilities	7,253	10,947
Founders advisory fees - related party (cash settled)	(6,677)	(2,702)
Operating lease liabilities	(994)	(838)
Financing lease liabilities	(127)	(130)
Other, net	(241)	(355)
Net cash provided by operating activities	23,746	2,786
Cash flows from investing activities:
Purchase of property and equipment	(4,813)	(1,553)
Proceeds from short-term investments	—	1,081
Purchase of businesses, net of cash acquired	(10,000)	—
Net cash used in investing activities	(14,813)	(472)
Cash flows from financing activities:
Common stock repurchased	(8,183)	—
Ordinary shares repurchased	—	(14,278)
Proceeds from exercise of options	41	—
Principal payments on finance lease obligations	(251)	(172)
Net cash used in financing activities	(8,393)	(14,450)
Effect of foreign currency on cash and cash equivalents	1,054	(758)
Net change in cash and cash equivalents	1,594	(12,894)
Cash and cash equivalents, beginning of period	198,456	47,276
Cash and cash equivalents, end of period	$200,050	$34,382
Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$151
Cash paid for income taxes	$530	$818

See accompanying notes to condensed consolidated financial statements

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying condensed consolidated financial statements of Perimeter Solutions, Inc. and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2024 Annual Report filed with the SEC on February 20, 2025.
Business Operations
The Company is a global solutions provider for the Fire Safety and Specialty Products industries. Approximately 79% of the Company’s 2024 annual revenues were derived in the United States, approximately 10% in Europe and approximately 6% in Canada with the remaining approximately 5% spread across various other countries. The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment includes operations that develop, produce and market products for non-fire safety markets. The Company’s largest end market application for the Specialty Products segment is Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies. The Specialty Products segment also includes Intelligent Manufacturing Solutions (“IMS”), which is a manufacturer of electronic or electro-mechanical components of larger solutions. IMS has a flexible, vertically integrated production facility centered on its printed circuit board (“PCB”) line that allows it to acquire and produce a variety of product lines across a range of end markets, including large medical systems, communications infrastructure, energy infrastructure, defense systems, and industrial systems, with a substantial focus on aftermarket repair and replacement.
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
Accounting Policies
As of March 31, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to its consolidated financial statements included in the Company’s 2024 Annual Report.
Recently Issued and Adopted Accounting Standards
On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Although the ASU requires comparative disclosures for all periods presented, entities will be permitted to begin applying the guidance prospectively. Therefore, comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply this ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this ASU will have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU prospectively for the annual period beginning on January 1, 2025. While we expect the adoption of this standard will expand our disclosures within the “Income Taxes” note on our Form 10-K, we do not expect it to have any impact on our financial position or results of operations.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expense categories and amounts for each reportable segment on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The most significant provision of this standard required the Company to disclose information about significant segment expenses and other segment items that are regularly provided to the chief operating decision-maker (“CODM”). The Company adopted this ASU retrospectively for the annual period beginning on January 1, 2024 and for interim periods beginning on January 1, 2025. While the adoption of this standard expanded our disclosures within the “Segment Information” note on our Forms 10-K and 10-Q, it did not have any impact on our financial position or results of operations.

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	March 31, 2025	December 31, 2024
Inventories:
Raw materials and manufacturing supplies	$58,792	$65,872
Work in process	390	286
Finished goods	63,532	50,189
Total inventories	$122,714	$116,347

Prepaid Expenses and Other Current Assets:
Advance to vendors	$2,174	$2,471
Prepaid insurance	4,020	3,667
Prepaid value-added taxes	1,090	2,552
Income tax receivable	6,646	11,091
Other	4,098	3,392
Total prepaid expenses and other current assets	$18,028	$23,173

Property, Plant and Equipment:
Buildings	$3,962	$3,912
Leasehold improvements	3,051	2,975
Furniture and fixtures	542	584
Machinery and equipment	74,534	74,406
Vehicles	4,317	4,317
Construction in progress	12,719	9,721
Total property, plant and equipment, gross	99,125	95,915
Less: accumulated depreciation	(31,439)	(31,138)
Total property, plant and equipment, net	$67,686	$64,777

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$1,116	$6,216
Accrued salaries	2,001	1,514
Accrued employee benefits	1,567	1,381
Accrued interest	17,618	8,448
Accrued purchases	4,112	2,558
Accrued taxes	388	3,185
Operating lease liabilities	2,730	2,677
Finance lease liabilities	699	732
Other	5,542	3,739
Total accrued expenses and other current liabilities	$35,773	$30,450
Depreciation expense related to property, plant and equipment for the three months ended March 31, 2025 and 2024 was $2.8 million and $2.6 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2025 and December 31, 2024, the allowance for doubtful accounts was immaterial.

4. BUSINESS COMBINATION
On March 28, 2025, IMS acquired substantially all of the assets and technical data rights of certain product lines from a third party, which met the definition of a business, for a total purchase price of $10.0 million. The Company used the acquisition method of accounting for the transaction and has reflected the preliminary value of the acquired assets and liabilities assumed in the consolidated balance sheet including, inventories, intangible assets and property, plant and equipment. The accounting is provisional as the Company is pending valuation of certain tangible and intangible assets that is subject to final adjustment as the Company evaluates information during the measurement period. Acquisition-related costs, primarily consisting of legal and advisory fees, were recognized as an operating expense in the current period and were not material.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2024	$852,754	$181,789	$1,034,543
Foreign currency translation	3,178	1,585	4,763
Balance, March 31, 2025	$855,932	$183,374	$1,039,306

Intangible assets and related accumulated amortization as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025
	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	10	to	20	$767,000	$—	$(9,268)	$(128,116)	$629,616
Technology and patents	10	to	20	259,150	(40,738)	(3,433)	(42,115)	172,864
Tradenames	10	to	20	104,500	—	(1,218)	(17,073)	86,209
Balance, March 31, 2025				$1,130,650	$(40,738)	$(13,919)	$(187,304)	$888,689

			December 31, 2024
	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	10	to	20	$767,000	$—	$(10,659)	$(118,596)	$637,745
Technology and patents	10	to	20	257,100	(40,738)	(4,187)	(38,868)	173,307
Tradenames	10	to	20	104,500	—	(1,393)	(15,742)	87,365
Balance, December 31, 2024				$1,128,600	$(40,738)	$(16,239)	$(173,206)	$898,417
Amortization expense for definite-lived intangible assets for the three months ended March 31, 2025 and 2024 was $14.1 million and $13.8 million, respectively.

Estimated annual amortization expense of intangible assets for the next five years ended December 31, and thereafter is as follows (in thousands):

Amount
2025 remaining	$41,411
2026	55,215
2027	55,215
2028	55,215
2029	55,215
Thereafter	626,418
Total	$888,689
6. LEASES
Lease cost for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost (1)	$1,016	$913
Finance lease cost:
Amortization of right-of-use assets	252	341
Interest on lease liabilities	127	138
Total lease cost	$1,395	$1,392

Reported in:
Cost of goods sold	$1,224	$1,233
Selling, general and administrative expense	171	159
Total lease cost	$1,395	$1,392
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of March 31, 2025, the weighted-average remaining lease terms of the Company’s operating leases and finance leases were approximately 7.5 years and 6.1 years, respectively, and the weighted-average discount rates applied were 6.8% and 7.6%, respectively.
Supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$994	$838
Operating cash flows for finance leases	127	130
Financing cash flows for finance leases	251	172
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$574	$97
Financing leases	199	686
Net change in operating lease right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$(32)	$—

As of March 31, 2025, the estimated future minimum payment obligations for non-cancelable operating and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$2,909	$903
2026	3,564	1,136
2027	3,322	1,034
2028	2,480	1,679
2029	2,473	952
2030	2,045	552
Thereafter	6,596	2,739
Total lease payments	23,389	8,995
Less: imputed interest	5,264	2,321
Present value of lease liabilities	$18,125	$6,674
7. LONG-TERM DEBT AND PREFERRED STOCK
Long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(6,896)	(7,226)
Long-term debt, net	$668,104	$667,774
Maturities of long-term debt as of March 31, 2025 are as follows (in thousands):

Years Ending December 31,	Amount
2025	$—
2026	—
2027	—
2028	—
2029	675,000
Thereafter	—
Total	$675,000
Revolving Credit Facility
Perimeter Holdings, LLC’s, a Delaware limited liability company (“Perimeter Holdings”), five-year Revolving Credit Facility (the “Revolving Credit Facility”) provides for a senior secured Revolving Credit Facility in an aggregate principal amount of up to $100.0 million.
The Revolving Credit Facility matures on November 9, 2026. The Revolving Credit Facility includes a $20.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility. The Revolving Credit Facility allows Perimeter Holdings to increase commitments under the Revolving Credit Facility up to an aggregate amount not to exceed the greater of (i) $143.0 million and (ii) 100.00% of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four-quarter period (minus the aggregate outstanding principal amount of certain ratio debt permitted to be incurred thereunder). All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, subject to customary exceptions.
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
The Revolving Credit Facility is fully and unconditionally guaranteed by the Company and each of Perimeter Holdings’ existing and future wholly-owned material restricted subsidiaries, subject to customary exceptions, and is secured by a first priority lien, subject to certain permitted liens, on substantially all of Perimeter Holdings’ and each of the guarantors’ existing and future property and assets, subject to customary exceptions.
Deferred financing costs incurred in connection with securing the Revolving Credit Facility are carried as a long-term asset and are amortized on a straight-line over the term of the Revolving Credit Facility and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of March 31, 2025 and December 31, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
Senior Notes
Perimeter Holdings has $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (“Senior Notes”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.
The Senior Notes are general, secured, senior obligations of Perimeter Holdings; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of Perimeter Holdings that is not secured by the collateral. The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of Perimeter Holdings’ existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting Perimeter Holdings’ ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the Perimeter Holdings assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business. As of March 31, 2025, the Company was in compliance with all covenants.
Deferred financing costs incurred in connection with securing the Senior Notes were capitalized and amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets.
Redeemable Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 20 million shares of Preferred Stock which are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual meeting. Holders of the Preferred Stock have no voting rights (only protective rights). As of March 31, 2025, the Company had issued 10 million shares of Preferred Stock, par value $0.0001 per share, stated value $100.0 million.

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

Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the shares of Preferred Stock are classified as a liability in the accompanying consolidated balance sheets, and $1.8 million of dividends on these shares of Preferred Stock were recorded as interest expense for each of the three months ended March 31, 2025 and 2024 in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Preferred dividends in arrears were $13.9 million and $12.8 million at March 31, 2025 and December 31, 2024, respectively.
The shares of Preferred Stock have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Company's Common Stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At March 31, 2025 and December 31, 2024, the redemption price was $113.9 million and $112.8 million, respectively.
8. INCOME TAXES

The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates.

The Company’s effective tax rate was 18.06% for the three months ended March 31, 2025. The primary differences between the effective tax rate and the amount computed by applying the U.S. statutory rate of 21% are related to losses not expected to result in an income tax benefit in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.

The Company’s effective tax rate was 4.92% for the three months ended March 31, 2024. Prior to the conversion into a corporation under the laws of the State of Delaware on November 20, 2024 (“Redomiciliation Transaction”), the Company was incorporated under the laws of the Grand Duchy of Luxembourg. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to result in tax benefits in certain jurisdictions that have a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of March 31, 2025 and 2024 primarily relates to net operating loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of March 31, 2025, it is not expected that the Company’s unrecognized tax benefits will decrease within twelve months.
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

Commitments
The Company does not have any material unconditional purchase obligations as of March 31, 2025.
10. EQUITY
The Company is authorized to issue 4,020,000,000 shares of capital stock, consisting of (i) 4,000,000,000 shares of Common Stock and (ii) 20,000,000 shares of Preferred Stock. As of March 31, 2025, there were 171,267,518 and 148,775,583 shares of Common Stock issued and outstanding, respectively. Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the Preferred Stock is classified as a liability on the accompanying consolidated balance sheets. Refer to Note 7, “Long-Term Debt and Preferred Stock” for additional information about the Preferred Stock.
The Board has re-established the limit for Common Stock repurchases at $100.0 million. The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $89.0 million as of March 31, 2025. During the three months ended March 31, 2025, the Company repurchased 888,454 shares under its Share Repurchase Plan. The repurchased shares are recorded at cost and are being held in treasury.
11. STOCK-BASED COMPENSATION
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
During the three months ended March 31, 2025, the Company granted 2,938,000 performance-based non-qualified stock options (“PBNQSO”) to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The PBNQSO granted consist of two types of vesting criteria. The Company recognizes compensation costs for PBNQSO granted in the first three months of 2025 based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Hull-White model or Monte Carlo model, as applicable. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
In February 2025, based on the Company’s performance for 2024, the compensation committee verified and determined the Annual Operational Performance per Diluted Share (“AOP”) for 2024 to be $25.02, which was above the maximum vesting AOP target.
As of March 31, 2025, there were 17,768,071 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $2.94 to $13.24 per share and expire ten years from the grant date.

The table below summarizes the PBNQSO activity for the three months ended March 31, 2025:

	Number of Options	Weighted-Average Exercise/ Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	15,134,171	$8.49
Granted	2,938,000	$11.80
Exercised	(4,100)	$10.00
Forfeited	(300,000)	$10.00
Cancelled	—	$—
Outstanding at March 31, 2025	17,768,071	$9.01	8.00	$27,482
Options vested and exercisable	5,880,404	$9.28	7.05	$5,287
The assumptions used to fair value the PBNQSO granted during the three months ended March 31, 2025 using the Monte Carlo model were as follows:

March 31, 2025
Dividend yield	—%
Risk-free interest rate	4.57%
Expected volatility	49.00%
Expected term (years)	10.00
Suboptimal exercise multiple	2.50
Weighted average exercise price of options granted	$11.80
Weighted average fair value of options granted	$5.41
Non-cash stock-based compensation expense recognized by the Company for the three months ended March 31, 2025, and 2024 was $2.7 million and $1.7 million, respectively.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimates. As of March 31, 2025, there was approximately $30.2 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.
Founder Advisory Amounts
On November 9, 2021, the Company assumed the advisory agreement entered into on December 12, 2019 (“Founder Advisory Agreement”) by EverArc Holdings Limited, a company limited by shares incorporated with limited liability in the British Virgin Islands (“EverArc”), with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"), pursuant to which the EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, is entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in shares of Common Stock and the remainder in cash.
The Fixed Annual Advisory Amount will be equal to 2,357,061 shares of Common Stock (1.5% of 157,137,410 Ordinary Shares outstanding on November 9, 2021) for each year through December 31, 2027 and is valued using the period end volume weighted average closing share price of the Company’s Common Stock for ten consecutive trading days. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of the Company’s Common Stock if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. Because up to 50% of the Advisory Amounts could be settled through a cash payment, 50% are classified as a liability and the remaining 50% are classified within equity. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date, accordingly, the compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.
As of March 31, 2025 and December 31, 2024, the fair value of the Fixed Annual Advisory Amount was calculated to be $68.4 million and $90.8 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of $9.67 and $12.85, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $250.5 million and $389.3 million, respectively.
For the three months ended March 31, 2025, the Company recognized a decrease in the compensation expense related to the founders advisory fees-related party due to a decrease in fair value for liability-classified Advisory Amounts of $80.6 million. For the three months ended March 31, 2024, the Company recognized an increase in the compensation expense related to the founders advisory fees-related party due to an increase in fair value for liability-classified Advisory Amounts of $68.3 million.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Preferred Stock equals the redemption price, which approximates fair value. At March 31, 2025 and December 31, 2024, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $633.3 million and $629.5 million, respectively.
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
Liabilities by Hierarchy Level
The following table sets forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using:
March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$34,208	$—	$125,262	$159,470

December 31, 2024
Liabilities:
Founders advisory fees payable - related party	$52,098	$—	$194,662	$246,760

The fair value of the founders advisory fees payable is based on the appreciation of the market price of shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model, which requires the input of subjective assumptions, including the fair value of the underlying Ordinary Shares, the risk-free interest rate, the expected equity volatility, and the expected term of the Founder Advisory Agreement. See Note 11, “Stock-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable.
Changes in Level 3 Liabilities
The reconciliations for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	Founders Advisory Fees Payable - Related Party	Founders Advisory Fees Payable - Related Party
Fair value, beginning of period	$194,662	$35,647
Founders advisory fees - related party, change in fair value	(69,400)	57,489
Fair value, end of period	$125,262	$93,136
13. RELATED PARTIES
As discussed in Note 11, “Stock-Based Compensation,” the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the key terms and conditions of the Founder Advisory Agreement previously executed between EverArc and EverArc Founder Entity.
For 2024, the average price of the Company’s Common Stock was $12.85 per share. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $30.3 million, based on average price of $12.85 per share of Common Stock (the “2024 Fixed Amount”). The EverArc Founder Entity was not entitled to receive the Variable Annual Advisory Amount for 2024, as the average price of $12.85 per share of Common Stock for 2024 was lower than the previous highest average price of $13.63 per Ordinary Share established in 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 78% of the 2024 Fixed Amount in Common Stock (1,837,304 shares of Common Stock) and approximately 22% of the 2024 Fixed Amount in cash ($6.7 million). On February 18, 2025, the Company issued 1,837,304 shares of Common Stock and paid $6.7 million in cash in satisfaction of the 2024 Fixed Amount.
14. REVENUE RECOGNITION
Disaggregation of revenues
Amounts for products sold are recognized at a point in time, whereas amounts for contract services associated with full-service and portable retardant are recognized over time. Revenues for the three months ended March 31, 2025 and 2024 are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues from products	$67,632	$57,881
Revenues from services	4,382	1,083
Other revenues	16	80
Total net sales	$72,030	$59,044

15. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income available to common or ordinary shareholders divided by the weighted average number of Common Stock or Ordinary Shares outstanding during the reported period. Diluted earnings (loss) per share is based upon the weighted-average number of shares outstanding during the period plus additional weighted-average potentially dilutive share equivalents during the period when the effect is dilutive.

Basic and diluted weighted average shares outstanding and earnings (loss) per share were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$56,686	$(82,558)

Weighted-average shares outstanding:
Weighted average shares used in computing earnings (loss) per share, basic	148,556,284	145,326,933
PBNQSO	1,100,229	—
Founders advisory fees	7,071,183	—
Weighted average shares used in computing earnings (loss) per share, diluted	156,727,696	145,326,933

Basic earnings (loss) per share	$0.38	$(0.57)

Diluted earnings (loss) per share	$0.36	$(0.57)
The number of anti-dilutive securities not included in the calculation of diluted earnings per share were as follows:

	Three Months Ended March 31,
	2025	2024
PBNQSO	235,000	245,004
Founders advisory fees	—	9,428,244
Warrants	—	8,460,860
Total	235,000	18,134,108
16. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products. The Fire Safety segment provides fire retardants and firefighting foams, as well as specialized equipment and services typically offered in conjunction with the Company’s retardant and foam products. The Specialty Products segment includes operations that develop, produce and market products for non-fire safety markets. The Company’s largest end market application for the Specialty Products segment is Phosphorus Pentasulfide ("P2S5") based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies. The Specialty Products segment also includes IMS, which is a manufacturer of electronic or electro-mechanical components of larger solutions. IMS has a flexible, vertically integrated production facility centered on its printed circuit board (“PCB”) line that allows it to acquire and produce a variety of product lines across a range of end markets, including large medical systems, communications infrastructure, energy infrastructure, defense systems, and industrial systems, with a substantial focus on aftermarket repair and replacement.

The CODM is the Company's CEO. The CODM uses Segment Adjusted EBITDA for each segment predominantly in the annual budget and the forecasting process. The CODM considers budget/forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment.

The Company defines Segment Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items on a segment basis. These non-

recurring or unusual items may include acquisition and restructuring related costs, management fees and other non-recurring items.

Interest income, interest expense, other income (expense) and certain corporate operating expenses are not included in the measures of segment performance reviewed by the CODM. The corporate category is not considered to be a segment.

Information related to net sales, Segment Adjusted EBITDA, depreciation and amortization and purchases of property and equipment are summarized below (in thousands):

	Three Months Ended March 31, 2025
	Fire Safety	Specialty Products	Total
Net sales:
Product	$32,765	$34,867	$67,632
Services and others	4,398	—	4,398
Total net sales	$37,163	$34,867	$72,030

Less:
Adjusted cost of goods sold	$18,582	$22,620	$41,202
Adjusted selling, general and administrative expense	8,496	4,249	12,745
Segment Adjusted EBITDA	$10,085	$7,998	$18,083
Less:
Depreciation and amortization			16,893
Interest and financing expense			9,644
Founders advisory fees - related party			(80,613)
Non-recurring expenses			1,468
Share-based compensation expense			2,671
Foreign currency gain			(1,159)
Income before income taxes			$69,179

Depreciation and amortization	$12,765	$4,128	$16,893
Purchases of property and equipment	$3,262	$1,551	$4,813

	Three Months Ended March 31, 2024
	Fire Safety	Specialty Products	Total
Net sales:
Product	$23,992	$33,889	$57,881
Services and others	1,163	—	1,163
Total net sales	25,155	33,889	59,044

Less:
Adjusted cost of goods sold	$16,852	$18,775	$35,627
Adjusted selling, general and administrative expense	8,544	2,737	11,281
Segment Adjusted EBITDA	$(241)	$12,377	$12,136
Less:
Depreciation and amortization			16,412
Interest and financing expense			10,648
Founders advisory fees - related party			68,333
Non-recurring expenses			540
Share-based compensation expense			1,742
Foreign currency loss			1,293
Loss before income taxes			$(86,832)

Depreciation and amortization	$12,889	$3,523	$16,412
Purchases of property and equipment	$793	$760	$1,553

Total segment assets reconciled to consolidated amounts are as follows:

	March 31, 2025
	Fire Safety	Specialty Products	Total
Segment assets	52,584	217,871	$270,455
Cash and cash equivalents			200,050
Goodwill			1,039,306
Customer lists, net			629,616
Technology and patents, net			172,864
Tradenames, net			86,209
Tax assets			6,646
Total consolidated assets			2,405,146

	December 31, 2024
	Fire Safety	Specialty Products	Total
Segment assets	83,677	189,912	$273,589
Cash and cash equivalents			198,456
Goodwill			1,034,543
Customer lists, net			637,745
Technology and patents, net			173,307
Tradenames, net			87,365
Tax assets			11,389
Total consolidated assets			2,416,394
Net sales by geographical area is as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
United States	68%	68%
Other international sales (1)	32%	32%
Total net sales	100%	100%
(1)    The Company did not have net sales in excess of 10% in any other countries for the three months ended March 31, 2025 and 2024.
Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
United States	$49,131	$46,580
Canada	2,205	2,180
Germany	12,788	12,643
Other foreign jurisdictions	3,562	3,374
Total property, plant and equipment, net	$67,686	$64,777

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended March 31, 2025 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2024 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Perimeter Solutions, Inc. (“we,” “us,” “our,” or the “Company”) is a global solutions provider for the Fire Safety and Specialty Products industries. Approximately 79% of our 2024 annual revenues were derived in the United States, approximately 10% in Europe and approximately 6% in Canada with the remaining approximately 5% spread across various other countries. Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
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
The Specialty Products segment includes operations that develop, produce and market products for non-fire safety markets. The Company’s largest end market application for the Specialty Products segment is Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies. The Specialty Products Segment also includes Intelligent Manufacturing Solutions (“IMS”), which is a manufacturer of electronic or electro-mechanical components of larger solutions. IMS has a flexible, vertically integrated production facility centered on its printed circuit board (“PCB”) line that allows it to acquire and produce a variety of product lines across a range of end markets, including large medical systems, communications infrastructure, energy infrastructure, defense systems, and industrial systems, with a substantial focus on aftermarket repair and replacement.
We operate five business units within our two reporting segments. The business unit structure is meant to promote decentralized execution and accountability, and maintain the geography and product-specific focus and granularity necessary to drive continued improvement in our key operational value drivers. Our key operational value drivers are profitable new business, pricing our products and services to the value they provide, and continued productivity improvements. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results.

When analyzing changes in the Results of Operations section below, we define our base business as our existing operations plus operations of an acquired business once it has been owned for a full four quarters after the date of acquisition.
Known Trends and Uncertainties
Growth in Fire Safety
We believe that our Fire Safety segment benefits from several secular growth drivers, including increasing fire severity, as measured by higher acres burned, longer fire seasons and a growing wildland urban interface resulting in a need for higher quantity of retardant use per acre and thereby necessitating an increase of the airtanker capacity. We believe that these trends are prevalent in North America, as well as globally, and we expect these trends to continue and drive growth in demand for fire retardant products.
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

Additionally, amid broader volatility in the global economy, certain raw materials and components used in our manufacturing processes may be subject to the recently announced tariffs on imported goods by the United States, Canada, and other countries. However, tariffs have not had, and we do not currently expect tariffs to have, a material impact on our consolidated financial statements, as substantially all of the Company’s products sold in the United States are supported by domestic manufacturing capabilities. The Company prioritizes sourcing raw materials domestically and continues to maintain alternative supply sources. Although the ultimate impact of tariff policies, coupled with broader macroeconomic challenges, remains uncertain, the Company is actively monitoring developments to identify necessary actions to maintain its competitiveness and adapt to changing economic conditions.

Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Consolidated
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net sales	$72,030	$59,044	$12,986	22%
Cost of goods sold	43,877	38,342	5,535	14%
Gross profit	28,153	20,702	7,451	36%
Operating expenses
Selling, general and administrative expense	16,299	13,462	2,837	21%
Amortization expense	14,099	13,771	328	2%
Founders advisory fees - related party	(80,613)	68,333	(148,946)	(218%)
Other operating expense	561	—	561	—%
Total operating expenses	(49,654)	95,566	(145,220)	(152%)
Operating income (loss)	77,807	(74,864)	152,671	(204%)
Other expense (income):
Interest expense, net	9,644	10,648	(1,004)	(9%)
Foreign currency (gain) loss	(1,159)	1,293	(2,452)	(190%)
Other expense, net	143	27	116	430%
Total other expense, net	8,628	11,968	(3,340)	(28%)
Income (loss) before income taxes	69,179	(86,832)	156,011	(180%)
Income tax (expense) benefit	(12,493)	4,274	(16,767)	(392%)
Net income (loss)	$56,686	$(82,558)	$139,244	(169%)

Net Sales. Net sales increased by $13.0 million for the three months ended March 31, 2025, compared to the same period in 2024. Net sales in the Fire Safety segment increased by $12.0 million, representing higher fire retardant sales of $17.5 million offset by lower fire suppressant sales of $5.5 million. Fire retardant sales increased $14.2 million in North America and $3.3 million in other geographies. The increase in North America fire retardant sales was driven by above average fire activity in multiple states, most notably in California, during the three months ended March 31, 2025. Fire suppressant sales decreased $7.0 million in North America offset by $1.5 million increase in other geographies. A significant launch of our Suppressants products occurred in the North American market in the first quarter of 2024 and the same level of sales did not repeat as no comparable product launch occurred in the first quarter of 2025. Net sales in the Specialty Products segment increased $1.0 million, including a $7.5 million increase in revenue due to a recently acquired business, offset by a $6.5 million decrease in the base business due to unplanned plant downtime. The Company considers that revenue attributable to base business includes revenue from an acquired business that has been owned for a full four quarters after the date of acquisition.
Cost of Goods Sold. Cost of goods sold increased $5.5 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase in the Fire Safety segment of $1.6 million was primarily due to a $0.4 million increase in material, manufacturing and freight costs and a $1.2 million increase in personnel related expenses, each as a result of increased sales. The $3.9 million increase in the Specialty Products segment was primarily due to a $4.9 million increase from a recently acquired business, offset by a decrease in base business due to unplanned plant downtime.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $2.8 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to a $3.4 million increase in personnel related and share-based compensation expenses, offset by a $0.6 million decrease in professional fees, and other costs.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The decrease in the fair value of the Annual Advisory Amounts for the three months ended

March 31, 2025 of $80.6 million was primarily due to a decrease in the Company’s average price per share from $12.85 at December 31, 2024 to $9.67 as of March 31, 2025. The increase in the fair value of the Annual Advisory Amount for the three months ended March 31, 2024 of $68.3 million was primarily due to an increase in the average price per share from $4.51 as of December 31, 2023, to $6.81 as of March 31, 2024.
Income Tax Expense. Income tax expense increased by $16.8 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase is due primarily to changes in earnings in certain jurisdictions.
Business Segments
We use segment net sales and segment adjusted earnings before interest, taxes, depreciation and amortization (“Segment Adjusted EBITDA”) to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands) for the three months ended March 31, 2025 compared to the same periods in 2024:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Fire Safety	Specialty Products	Fire Safety	Specialty Products
Net sales	$37,163	$34,867	$25,155	$33,889
Segment Adjusted EBITDA	$10,085	$7,998	$(241)	$12,377
Adjusted EBITDA for our Fire Safety segment increased by $10.3 million during the three months ended March 31, 2025 compared with the same period in 2024. The increase was primarily due to higher net sales, as described above.
Adjusted EBITDA for our Specialty Products segment decreased by $4.4 million during the three months ended March 31, 2025 compared with the same period in 2024. The decrease was primarily due to higher cost of goods sold, as described above.

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

(Unaudited)	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Income (loss) before income taxes	$58,878	$10,301	$69,179	$(84,411)	$(2,421)	$(86,832)
Depreciation and amortization	12,765	4,128	16,893	12,890	3,522	16,412
Interest and financing expense	5,954	3,690	9,644	10,114	534	10,648
Founders advisory fees - related party	(69,327)	(11,286)	(80,613)	58,766	9,567	68,333
Non-recurring expenses (1)	234	1,234	1,468	375	165	540
Share-based compensation expense	1,576	1,095	2,671	1,449	293	1,742
Foreign currency loss (gain)	5	(1,164)	(1,159)	576	717	1,293
Segment Adjusted EBITDA	$10,085	$7,998	$18,083	$(241)	$12,377	$12,136
(1) For the three months ended March 31, 2025, $0.6 million was related to acquisition costs, $0.4 million was related to the Redomiciliation Transaction and $0.5 million was related to restructuring and other non-recurring costs. For the three months ended March 31, 2024, $0.5 million was related to restructuring and other non-recurring costs.
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

We believe that our existing cash and cash equivalents of approximately $200 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of March 31, 2025 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of March 31, 2025, we expect our remaining fiscal year 2025 capital expenditure budget to cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
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
Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at Perimeter Holding LLC’s option, either (x) Secured Overnight Financing Rate for the applicable corresponding tenor (“Term SOFR”) as published by CME Group Benchmark Administration, adjusted for certain additional costs or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50% (c) the one-month Term SOFR rate plus 1.00% and (d) a minimum floor of 1.00%. The applicable margin is 3.25% in the case of Term SOFR-based loans and 2.25% in the case of base rate-based loans, with two step downs of 0.25% each based upon the achievement of certain leverage ratios.

As of March 31, 2025, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
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
The Senior Notes are general, secured, senior obligations of Perimeter Holdings, LLC; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings, LLC (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of Perimeter Holdings, LLC that is not secured by the collateral.
For additional information about our long-term debt, refer to Note 7, “Long-Term Debt and Preferred Stock,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Share Repurchase Plan
Under the Share Repurchase Plan, we are authorized to repurchase, from time-to-time, shares of our Common Stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by the securities laws and as determined by management at such time and in such amounts as management may decide. The Share Repurchase Plan does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
On February 21, 2024, the Board re-established the limit for Common Stock repurchases at $100.0 million. The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $89.0 million as of

March 31, 2025. We repurchased 888,454 and 2,969,357 shares during the three months ended March 31, 2025 and 2024, respectively. The repurchased shares were recorded at cost and are being held in treasury.
Founder Advisory Agreement
On November 9, 2021, the Company assumed the advisory agreement entered into on December 12, 2019 by EverArc (“Founder Advisory Agreement”) with EverArc Founders, LLC, a Delaware limited liability company (“EverArc Founder Entity”), pursuant to which the EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, is entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in shares of Common Stock and the remainder in cash.
For 2024, the average price of the Company’s Common Stock was $12.85 per share. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $30.3 million, based on average price of $12.85 per share of Common Stock (the “2024 Fixed Amount”). The EverArc Founder Entity was not entitled to receive the Variable Annual Advisory Amount for 2024, as the average price of $12.85 per share of Common Stock for 2024 was lower than the previous highest average price of $13.63 per Ordinary Share established in 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 78% of the 2024 Fixed Amount in Common Stock (1,837,304 shares of Common Stock) and approximately 22% of the 2024 Fixed Amount in cash ($6.7 million). On February 18, 2025, the Company issued 1,837,304 shares of Common Stock and paid $6.7 million in cash in satisfaction of the 2024 Fixed Amount.
For additional information about the Founder Advisory Agreement, refer to Note 11, “Stock-Based Compensation” and Note 13, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities	$23,746	$2,786
Investing activities	(14,813)	(472)
Financing activities	(8,393)	(14,450)
Effect of foreign currency on cash and cash equivalents	1,054	(758)
Net change in cash and cash equivalents	$1,594	$(12,894)
Operating Activities

Net cash provided by operating activities was $23.7 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the primary components of operating cash flows were net income of $56.7 million, non-cash benefits of $49.6 million and net operating asset reductions of $16.6 million. For the three months ended March 31, 2024, the primary components of operating cash flows were net loss of $82.6 million, non-cash charges of $86.6 million, and net operating asset investments of $1.2 million. The net operating asset reduction for the three months ended March 31, 2025 was primarily related to accounts receivable.
Investing Activities

Cash used in investing activities was $14.8 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we purchased a business for $10.0 million and purchased property and equipment of $4.8 million. During the three months ended March 31, 2024, we purchased property and equipment of $1.6 million offset by cash received from maturity of Euro denominated certificate of deposit of $1.1 million.

Financing Activities

Cash used in financing activities was $8.4 million and $14.5 million for the three months ended March 31, 2025 and 2024, respectively. During the quarter ended March 31, 2025, we repurchased shares of outstanding Common Stock for $8.2 million, and made $0.2 million in principal payments on finance lease obligations. During the three months ended March 31, 2024, we repurchased outstanding Ordinary Shares for $14.3 million and made $0.2 million in principal payments on finance lease obligations.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. Our significant accounting policies and estimates are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our consolidated financial statements included in our 2024 Annual Report filed on Form 10-K with the SEC on February 20, 2025. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the useful lives of long-lived and intangible assets, the fair value of financial assets and liabilities, stock options, founder advisory fees and realizability of deferred tax assets. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities in the ordinary course of our business. We have not engaged in hedging activities since inception and currently do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on Term SOFR plus or base rate plus an applicable margin. At March 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility.

In addition, on November 9, 2021, the Company issued 10 million shares of 6.50% Preferred Stock, valued at $100.0 million. The holders of Preferred Stock are entitled to a preferred annual cumulative right to a dividend equal to 6.50%. The shares of Preferred Stock are mandatorily redeemable on occurrence of certain events as defined in the Business Combination Agreement, but no later than April 30, 2030. If we fail to timely redeem the shares of Preferred Stock, the dividend on the shares of Preferred Stock will permanently increase to the interest rate currently being paid (whether default or not) under the Revolving Credit Facility plus 10.00%.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at March 31, 2025, the Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the share repurchase plan, we are authorized to repurchase, from time-to-time, shares of our Common Stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by the securities laws and as determined by management at such time and in such amounts as management may decide (the “Share Repurchase Plan”). The Share Repurchase Plan does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
Below is a summary of Common Stock repurchases for the quarter ended March 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
Beginning balance as of December 31, 2024	21,603,481	$5.90	21,603,481	$97.2
January 1, 2025 - January 31, 2025	—	$—	—	$97.2
February 1, 2025 - February 28, 2025	—	$—	—	$97.2
March 1, 2025 - March 31, 2025	888,454	$9.19	888,454	$89.0
Ending balance as of March 31, 2025	22,491,935	$6.03	22,491,935	$89.0

(1) On February 21, 2024, the Board re-established the limit for Common Stock repurchases at $100.0 million.
Item 3. Defaults Upon Senior Securities
Not Applicable
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

There were no Rule 10b5-1 trading arrangements adopted, materially modified, or terminated by our officers or directors during the first quarter of 2025.

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

Perimeter Solutions, Inc.

Date: May 8, 2025	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Kyle Sable
Kyle Sable
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)