Form 10-Q
period 2025-06-30
Perimeter Solutions, Inc.
filed 2025-08-07
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 146,452,138 shares of Common Stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended June 30, 2025 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
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
•our cash flow projections;
•our ability to maintain a leadership position in any market as well as our ability to remain an innovation leader by enhancing our products and services and investing in expansions through acquisitions;
•our expectations concerning our sources of revenue;
•our expectations about the demand for fire retardant products, equipment and services, including our ability to accurately identify key market drivers and leverage our relationships with customers and stakeholders;
•our expectations regarding the impact of tariffs and global trade policy and other significant infrequent events, such as the ongoing regional conflicts in Ukraine or the Middle East, on our business, as well as our ability to mitigate inflationary pressures;
•our expectations concerning certain of our products’ ability to protect life and property as population settlement locations change;
•our expectations concerning the markets in which we currently operate and intend to expand to in the coming years, overall economic conditions and disruptive weather events;
•our expectations regarding market risk and hedging activities;
•our expectations regarding the severity of future fire seasons and the extent to which fire retardant will be used to protect property in the future;
•our expectations concerning repurchases of our Common Stock and re-establishing the limit for such repurchases under the Share Repurchase Plan (as defined below);
•our beliefs regarding future changes to the fair value of the liability-classified Advisory Amounts (as defined below) and the resulting impact on compensation expense recorded by the Company;
•our estimations regarding our future amortization expense of intangible assets;
•our expectations regarding the increase in the size and capacity of firefighting aircraft and fleets;
•our expectations regarding our future investments in fluorine-free foam technology;
•our expectations regarding the expiration of our patents;
•our beliefs regarding the sufficiency of our current sources of liquidity to fund our capital expenditures, working capital, and debt service requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity;
•our beliefs regarding the assumptions and estimates used in assessing goodwill, including our beliefs regarding the methods and approaches a market participant would use;

•our ability to maintain an inventory position that is substantially balanced between our purchases and sales;
•our expectations and beliefs regarding accounting and tax matters;
•our plans to incorporate disclosure and reporting requirements pursuant to newly issued Accounting Standard Updates issued by the Financial Accounting Standards Board and our beliefs regarding their impact on our disclosures and consolidated financial statements;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$140,658	$198,456
Accounts receivable, net	121,416	56,048
Inventories	150,049	116,347
Prepaid expenses and other current assets	7,956	23,173
Total current assets	420,079	394,024
Property, plant and equipment, net	78,831	64,777
Operating lease right-of-use assets	30,755	17,298
Finance lease right-of-use assets	6,084	6,173
Goodwill	1,053,108	1,034,543
Customer lists, net	624,787	637,745
Technology and patents, net	186,494	173,307
Tradenames, net	85,482	87,365
Other assets, net	642	1,162
Total assets	$2,486,262	$2,416,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,902	$23,519
Accrued expenses and other current liabilities	31,834	30,450
Founders advisory fees payable - related party	16,046	6,677
Deferred revenue	20,182	1,842
Total current liabilities	103,964	62,488
Long-term debt, net	668,439	667,774
Operating lease liabilities, net of current portion	28,619	15,540
Finance lease liabilities, net of current portion	5,938	6,013
Deferred income taxes	142,860	152,203
Founders advisory fees payable - related party	240,307	240,083
Preferred stock	112,286	109,966
Preferred stock - related party	2,711	2,831
Other non-current liabilities	2,507	2,226
Total liabilities	1,307,631	1,259,124
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, $0.0001 par value per share, 4,000,000,000 shares authorized; 171,292,585 and 169,426,114 shares issued; 145,914,429 and 147,822,633 shares outstanding at June 30, 2025 and December 31, 2024, respectively	17	17
Treasury stock, at cost; 25,378,156 and 21,603,481 shares at June 30, 2025 and December 31, 2024, respectively	(168,197)	(127,827)
Additional paid-in capital	1,916,236	1,911,035
Accumulated other comprehensive loss	(7,227)	(39,232)
Accumulated deficit	(562,198)	(586,723)
Total stockholders’ equity	1,178,631	1,157,270
Total liabilities and stockholders’ equity	$2,486,262	$2,416,394
See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$162,639	$127,276	$234,669	$186,320
Cost of goods sold	61,143	54,009	105,020	92,351
Gross profit	101,496	73,267	129,649	93,969
Operating expenses:
Selling, general and administrative expense	15,967	13,906	32,266	27,368
Amortization expense	14,604	13,755	28,703	27,526
Founders advisory fees - related party	96,883	588	16,270	68,921
Other operating expense	268	—	829	—
Total operating expenses	127,722	28,249	78,068	123,815
Operating (loss) income	(26,226)	45,018	51,581	(29,846)
Other expense (income):
Interest expense, net	9,930	10,590	19,574	21,238
Foreign currency (gain) loss	(2,096)	224	(3,255)	1,517
Other (income) expense, net	(212)	74	(69)	101
Total other expense, net	7,622	10,888	16,250	22,856
(Loss) income before income taxes	(33,848)	34,130	35,331	(52,702)
Income tax benefit (expense)	1,687	(12,480)	(10,806)	(8,206)
Net (loss) income	(32,161)	21,650	24,525	(60,908)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24,120	(989)	32,005	(6,532)
Total comprehensive (loss) income	$(8,041)	$20,661	$56,530	$(67,440)
(Loss) earnings per share:
Basic	$(0.22)	$0.15	$0.17	$(0.42)
Diluted	$(0.22)	$0.14	$0.16	$(0.42)
Weighted average number of shares outstanding:
Basic	147,055,804	145,236,526	147,779,470	145,279,938
Diluted	147,055,804	154,664,770	156,039,133	145,279,938

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	169,426,114	$17	21,603,481	$(127,827)	$1,911,035	$(39,232)	$(586,723)	$1,157,270
Stock-based compensation	—	—	—	—	2,671	—	—	2,671
Shares issued related to founders advisory fees - related party	1,837,304	—	—	—	—	—	—	—
Shares repurchased	—	—	888,454	(8,183)	—	—	—	(8,183)
Options exercised	4,100	—	—	—	41	—	—	41
Net income	—	—	—	—	—	—	56,686	56,686
Other comprehensive income	—	—	—	—	—	7,885	—	7,885
Balance, March 31, 2025	171,267,518	$17	22,491,935	$(136,010)	$1,913,747	$(31,347)	$(530,037)	$1,216,370
Stock-based compensation	—	—	—	—	2,238	—	—	2,238
Shares repurchased	—	—	2,886,221	(32,187)	—	—	—	(32,187)
Options exercised	25,067	—	—	—	251	—	—	251
Net loss	—	—	—	—	—	—	(32,161)	(32,161)
Other comprehensive income	—	—	—	—	—	24,120	—	24,120
Balance, June 30, 2025	171,292,585	$17	25,378,156	$(168,197)	$1,916,236	$(7,227)	$(562,198)	$1,178,631

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	165,066,195	$165,067	18,615,190	$(113,407)	$1,701,163	$(19,710)	$(580,818)	$1,152,295
Stock-based compensation	—	—	—	—	1,742	—	—	1,742
Shares issued related to founders advisory fees - related party	1,758,464	1,758	—	—	(1,758)	—	—	—
Shares repurchased	—	—	2,969,357	(14,278)	—	—	—	(14,278)
Net loss	—	—	—	—	—	—	(82,558)	(82,558)
Other comprehensive loss	—	—	—	—	—	(5,543)	—	(5,543)
Balance, March 31, 2024	166,824,659	$166,825	21,584,547	$(127,685)	$1,701,147	$(25,253)	$(663,376)	$1,051,658
Stock-based compensation	—	—	—	—	2,994	—	—	2,994
Shares repurchased	—	—	18,535	(139)	—	—	—	(139)
Net income	—	—	—	—	—	—	21,650	21,650
Other comprehensive loss	—	—	—	—	—	(989)	—	(989)
Balance, June 30, 2024	166,824,659	$166,825	21,603,082	$(127,824)	$1,704,141	$(26,242)	$(641,726)	$1,075,174

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$24,525	$(60,908)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Founders advisory fees - related party (change in fair value)	16,270	68,921
Depreciation and amortization expense	34,817	32,771
Interest and payment-in-kind on preferred stock	3,666	3,528
Stock-based compensation	4,909	4,736
Non-cash lease expense	2,913	2,622
Deferred income taxes	(11,293)	(4,756)
Amortization of deferred financing costs	890	856
Foreign currency (gain) loss	(3,255)	1,517
Loss on disposal of assets	6	9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(63,460)	(57,319)
Inventories	(21,834)	2,681
Prepaid expenses and other current assets	4,687	(126)
Accounts payable	12,003	277
Deferred revenue	18,340	7,927
Income taxes payable, net	7,962	8,635
Accrued expenses and other current liabilities	(763)	5,237
Founders advisory fees - related party (cash settled)	(6,677)	(2,702)
Operating lease liabilities	(1,998)	(1,629)
Finance lease liabilities	(251)	(262)
Other, net	(563)	(597)
Net cash provided by operating activities	20,894	11,418
Cash flows from investing activities:
Purchase of property and equipment	(17,577)	(5,196)
Purchase of intangible assets	(15,226)	—
Proceeds from short-term investments	—	5,383
Purchase of businesses, net of cash acquired	(10,000)	—
Net cash (used in) provided by investing activities	(42,803)	187
Cash flows from financing activities:
Common stock repurchased	(40,370)	—
Ordinary shares repurchased	—	(14,417)
Proceeds from exercises of options	292	—
Principal payments on finance lease obligations	(482)	(367)
Net cash used in financing activities	(40,560)	(14,784)
Effect of foreign currency on cash and cash equivalents	4,671	(935)
Net change in cash and cash equivalents	(57,798)	(4,114)
Cash and cash equivalents, beginning of period	198,456	47,276
Cash and cash equivalents, end of period	$140,658	$43,162
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,698	$17,153
Cash paid for income taxes	$12,844	$4,448

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the fair value of purchase consideration and assets acquired and liabilities assumed in a business combination, the useful lives of long-lived assets, the fair value of financial assets and liabilities, indefinite life intangible assets, stock options, and founder advisory fees. Actual results could differ from those estimates.
Accounting Policies
As of June 30, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to its consolidated financial statements included in the Company’s 2024 Annual Report.
Recently Issued and Adopted Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Although the ASU requires comparative disclosures for all periods presented, entities will be permitted to begin applying the guidance prospectively. Therefore, comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply this ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this ASU will have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU prospectively for the annual period beginning on January 1, 2025. While the Company expects that the adoption of this standard will expand its disclosures within the “Income Taxes” note on its Form 10-K, the Company does not expect such adoption to have any impact on its financial position or results of operations.

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	June 30, 2025	December 31, 2024
Inventories:
Raw materials and manufacturing supplies	$61,437	$65,872
Work in process	401	286
Finished goods	88,211	50,189
Total inventories	$150,049	$116,347

Prepaid Expenses and Other Current Assets:
Advance to vendors	$42	$2,471
Prepaid insurance	2,489	3,667
Prepaid value-added taxes	978	2,552
Income tax receivable	428	11,091
Other	4,019	3,392
Total prepaid expenses and other current assets	$7,956	$23,173

Property, Plant and Equipment:
Buildings	$4,073	$3,912
Leasehold improvements	3,242	2,975
Furniture and fixtures	547	584
Machinery and equipment	78,904	74,406
Vehicles	4,641	4,317
Construction in progress	22,549	9,721
Total property, plant and equipment, gross	113,956	95,915
Less: accumulated depreciation	(35,125)	(31,138)
Total property, plant and equipment, net	$78,831	$64,777

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$2,627	$6,216
Accrued salaries	1,963	1,514
Accrued employee benefits	1,555	1,381
Accrued interest	7,091	8,448
Accrued purchases	8,078	2,558
Accrued taxes	518	3,185
Operating lease liabilities	3,180	2,677
Finance lease liabilities	765	732
Other	6,057	3,739
Total accrued expenses and other current liabilities	$31,834	$30,450
Depreciation expense related to property, plant and equipment was $3.3 million and $6.1 million for the three and six months ended June 30, 2025, respectively, and $2.6 million and $5.2 million, for the three and six months ended June 30, 2024 respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. As of June 30, 2025 and December 31, 2024, the allowance for doubtful accounts was immaterial.

4. BUSINESS COMBINATION
On March 28, 2025, IMS acquired substantially all of the assets and technical data rights of certain product lines from a third party, which met the definition of a business, for a total purchase price of $10.0 million all in cash. The Company used the acquisition method of accounting for the transaction and has reflected the preliminary value of the acquired assets and liabilities assumed in the condensed consolidated balance sheet, including inventories, intangible assets, property, plant and equipment, goodwill and contractual liabilities. The accounting is provisional as the Company is pending valuation of certain tangible and intangible assets that is subject to final adjustment as the Company evaluates information during the measurement period. Acquisition-related costs, primarily consisting of legal and advisory fees, were recognized as an operating expense in the current period and were not material.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2024	$852,754	$181,789	$1,034,543
Purchase price allocation and measurement period adjustments for business combinations	—	397	397
Foreign currency translation	13,033	5,135	18,168
Balance, June 30, 2025	$865,787	$187,321	$1,053,108

Intangible assets and related accumulated amortization as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025
	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	10	to	20	$767,000	$—	$(4,516)	$(137,697)	$624,787
Technology and patents (1)	4	to	20	274,426	(40,738)	(1,394)	(45,800)	186,494
Tradenames	10	to	20	104,500	—	(605)	(18,413)	85,482
Balance, June 30, 2025				$1,145,926	$(40,738)	$(6,515)	$(201,910)	$896,763
(1) In May 2025, the Company settled its trade secret litigation with a subsidiary of Compass Minerals International, Inc. and simultaneously acquired related intangible assets, property, plant and equipment, and inventories. The total purchase consideration for the asset acquisition was $20.0 million in cash, of which $15.2 million was allocated to the technology-related intangible assets. The acquired technology-related intangible assets will be amortized on a straight-line basis over its estimated useful life of 4 years.

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
Amortization expense for definite-lived intangible assets was $14.6 million and $28.7 million for the three and six months ended June 30, 2025 respectively, and $13.8 million and $27.6 million, for the three and six months ended June 30, 2024, respectively.

Estimated annual amortization expense of intangible assets for the next five years ended December 31, and thereafter is as follows (in thousands):

Amount
2025 remaining	$29,543
2026	59,166
2027	59,166
2028	59,166
2029	56,946
Thereafter	632,776
Total	$896,763
6. LEASES
Lease cost for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost (1)	$1,130	$839	$2,146	$1,752
Finance lease cost:
Amortization of right-of-use assets	263	259	515	600
Interest on lease liabilities	125	132	252	270
Total lease cost	$1,518	$1,230	$2,913	$2,622

Reported in:
Cost of goods sold	$1,339	$1,090	$2,563	$2,323
Selling, general and administrative expense	179	140	350	299
Total lease cost	$1,518	$1,230	$2,913	$2,622
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of June 30, 2025, the weighted-average remaining lease terms of the Company’s operating leases and finance leases were approximately 8.6 years and 5.9 years, respectively, and the weighted-average discount rates applied were 7.0% and 7.6%, respectively.
Supplemental cash flow information related to leases for the six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$1,998	$1,629
Operating cash flows for finance leases	251	262
Financing cash flows for finance leases	482	367
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$14,717	$273
Finance leases	458	751
Net change in operating lease right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$(32)	$—

As of June 30, 2025, the estimated future minimum payment obligations for non-cancelable operating and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$2,678	$624
2026	5,278	1,205
2027	5,208	1,103
2028	4,460	1,749
2029	4,493	952
Thereafter	20,983	3,291
Total lease payments	43,100	8,924
Less: imputed interest	11,301	2,221
Present value of lease liabilities	$31,799	$6,703
7. LONG-TERM DEBT AND PREFERRED STOCK
Long-term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(6,561)	(7,226)
Long-term debt, net	$668,439	$667,774
Maturities of long-term debt as of June 30, 2025 are as follows (in thousands):

Years Ending December 31,	Amount
2025	$—
2026	—
2027	—
2028	—
2029	675,000
Thereafter	—
Total	$675,000
Revolving Credit Facility
Perimeter Holdings, LLC, a Delaware limited liability company (“Perimeter Holdings”), maintains a Revolving Credit Facility (the “Revolving Credit Facility”), which provides for a senior secured Revolving Credit Facility in an aggregate principal amount of up to $100.0 million.
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
As of June 30, 2025 and December 31, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
Senior Notes
Perimeter Holdings has $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (“Senior Notes”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.
The Senior Notes are general, secured, senior obligations of Perimeter Holdings; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings (including, without limitation, the Revolving Credit Facility); and together with the Revolving Credit Facility, are effectively senior to all existing and future indebtedness of Perimeter Holdings that is not secured by the collateral. The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of Perimeter Holdings’ existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Revolving Credit Facility. The Senior Notes contain certain covenants limiting Perimeter Holdings’ ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the Perimeter Holdings assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business. As of June 30, 2025, the Company was in compliance with all covenants.
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
Redeemable Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 20 million shares of Preferred Stock which are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual meeting. Holders of the Preferred Stock have no voting rights (only protective rights). As of June 30, 2025, the Company had issued 10 million shares of Preferred Stock, par value $0.0001 per share, stated value $100.0 million.

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

Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the shares of Preferred Stock are classified as a liability on the accompanying condensed consolidated balance sheets, and $1.8 million and $3.7 million of dividends on these shares of Preferred Stock were recorded as interest expense for the three and six months ended June 30, 2025, respectively, and $1.8 million and $3.5 million were recorded as interest expense for the three and six months ended June 30, 2024, respectively, in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Preferred dividends in arrears were $15.0 million and $12.8 million at June 30, 2025 and December 31, 2024, respectively.
The shares of Preferred Stock have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Company's Common Stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At June 30, 2025 and December 31, 2024, the redemption price was $115.0 million and $112.8 million, respectively.
8. INCOME TAXES

The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates.

The Company’s effective tax rate was 4.98% and 30.59% for the three and six months ended June 30, 2025, respectively. The primary differences between the effective tax rate and the amount computed by applying the U.S. statutory rate of 21% are related to the impact of U.S. state taxes, permanently nondeductible compensation, withholding taxes accrued on unremitted earnings, and the impact of foreign tax rate differences.

The Company’s effective tax rate was 36.57% and (15.57)% for the three and six months ended June 30, 2024, respectively. Prior to the conversion into a corporation under the laws of the State of Delaware on November 20, 2024 (“Redomiciliation Transaction”), the Company was incorporated under the laws of the Grand Duchy of Luxembourg. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to result in tax benefits in certain jurisdictions that had a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings, and the impact of foreign tax rate differences.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of June 30, 2025, and December 31, 2024 primarily relates to net operating loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of June 30, 2025, it is not expected that the Company's unrecognized tax benefits will decrease within twelve months.

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes broad changes to U.S. tax law including full expensing of qualified capital expenditures, full expensing of domestic research and development expenditures, modification of limitation on business interest, and modifications to the international tax framework. The Company is still in the process of evaluating the OBBBA and has determined that an estimate of the financial impact cannot be made at this time.

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
Commitments
The Company does not have any material unconditional purchase obligations as of June 30, 2025.
10. EQUITY
The Company is authorized to issue 4,020,000,000 shares of capital stock, consisting of (i) 4,000,000,000 shares of Common Stock and (ii) 20,000,000 shares of Preferred Stock. As of June 30, 2025, there were 171,292,585 and 145,914,429 shares of Common Stock issued and outstanding, respectively. Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the Preferred Stock is classified as a liability on the accompanying condensed consolidated balance sheets. Refer to Note 7, “Long-Term Debt and Preferred Stock” for additional information about the Preferred Stock.
On May 7, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The approximate dollar value of shares that may yet be repurchased under the share repurchase plan was $78.3 million as of June 30, 2025 (the “Share Repurchase Plan”). During the three and six months ended June 30, 2025, the Company repurchased 2,886,221 and 3,774,675 shares, respectively, under its Share Repurchase Plan. During the three and six months ended June 30, 2024, the Company repurchased 18,535 and 2,987,892 shares, respectively. The repurchased shares are recorded at cost and are being held in treasury.

On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The Company expects to periodically re-establish the limit for Common Stock repurchases based on subsequent repurchase activity.
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
During the six months ended June 30, 2025, the Company granted 3,010,500 performance-based non-qualified stock options (“PBNQSO”) to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The PBNQSO granted consist of two types of vesting criteria. The Company recognizes compensation costs for PBNQSO granted in the first six months of 2025 based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Hull-White model or Monte Carlo model, as applicable. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
In February 2025, based on the Company’s 2024 performance, the compensation committee verified and determined the Annual Operational Performance per Diluted Share (“AOP”) for 2024 to be $25.02, which was above the maximum vesting AOP target.

As of June 30, 2025, there were 17,100,503 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $2.94 to $13.24 per share and expire ten years from the grant date.
The table below summarizes the PBNQSO activity for the six months ended June 30, 2025:

	Number of Options	Weighted-Average Exercise/ Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	15,134,171	$8.49
Granted	3,010,500	$11.76
Exercised	(29,167)	$10.00
Forfeited	(980,000)	$8.35
Cancelled/Expired	(35,001)	$10.00
Outstanding at June 30, 2025	17,100,503	$9.01	7.79	$84,145
Options vested and exercisable	5,820,336	$9.27	6.38	$27,059
The assumptions used to fair value the PBNQSO granted during the six months ended June 30, 2025 using the Monte Carlo model were as follows:

June 30, 2025
Dividend yield	—%
Risk-free interest rate	4.21% to 4.57%
Expected volatility	49.00% to 50.00%
Expected term (years)	10.00
Suboptimal exercise multiple	2.50
Weighted average exercise price of options granted	$11.76
Weighted average fair value of options granted	$5.38
Non-cash stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2025, was $2.2 million and $4.9 million, respectively. Non-cash stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2024 was $3.0 million and $4.7 million, respectively.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimates. As of June 30, 2025, there was approximately $26.2 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.8 years.
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
The Fixed Annual Advisory Amount will be equal to 2,357,061 shares of Common Stock (1.5% of 157,137,410 Ordinary Shares outstanding on November 9, 2021) for each year through December 31, 2027 and is valued using the period end volume weighted average closing share price of the Company’s Common Stock for ten consecutive trading days. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of the Company’s Common Stock if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model. Because up to 50% of the Advisory Amounts could be settled through a cash payment, 50% are classified as a liability and the remaining 50% are classified within equity. For Advisory Amounts classified within equity, the Company does not subsequently remeasure the fair value. For the Advisory Amounts classified as a liability, the Company remeasures the fair value at each reporting date. Accordingly, the Company believes that the compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts.
As of June 30, 2025 and December 31, 2024, the fair value of the Fixed Annual Advisory Amount was calculated to be $96.3 million and $90.8 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of $13.62 and $12.85, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $416.4 million and $389.3 million, respectively.
For the three and six months ended June 30, 2025, the Company recognized an increase in the compensation expense related to the founders advisory fees - related party due to an increase in fair value for liability-classified Advisory Amounts of $96.9 million and $16.3 million, respectively. For the three and six months ended June 30, 2024, the Company recognized an increase in the compensation expense related to the founders advisory fees - related party due to an increase in fair value for liability-classified Advisory Amounts of $0.6 million and $68.9 million, respectively.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Preferred Stock equals the redemption price, which approximates fair value. At June 30, 2025 and December 31, 2024, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $653.9 million and $629.5 million, respectively.
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

Liabilities by Hierarchy Level
The following table sets forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using:
June 30, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$48,138	$—	$208,215	$256,353

December 31, 2024
Liabilities:
Founders advisory fees payable - related party	$52,098	$—	$194,662	$246,760
The fair value of the founders advisory fees payable - related party is based on the appreciation of the market price of shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model, which requires the input of subjective assumptions, including the fair value of the underlying Common Stock, the risk-free interest rate, the expected equity volatility, and the expected term of the Founder Advisory Agreement. See Note 11, “Stock-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable - related party.
Changes in Level 3 Liabilities
The reconciliation for the portion of founders advisory fees payable - related party which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value, beginning of period	$125,262	$93,136	$194,662	$35,647
Founders advisory fees - related party, change in fair value	82,953	(3,819)	13,553	53,670
Fair value, end of period	$208,215	$89,317	$208,215	$89,317
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

14. REVENUE RECOGNITION
Disaggregation of revenues
Amounts for products sold are recognized at a point in time, whereas amounts for contract services associated with full-service and portable retardant are recognized over time. Revenues for the three and six months ended June 30, 2025 and 2024 are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from products	$130,773	$94,736	$199,489	$152,617
Revenues from services	31,844	32,434	35,143	33,517
Other revenues	22	106	37	186
Total net sales	$162,639	$127,276	$234,669	$186,320
15. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share represents income available to common or ordinary shareholders divided by the weighted average number of Common Stock or Ordinary Shares outstanding during the reported period. Diluted (loss) earnings per share is based upon the weighted-average number of shares outstanding during the period plus additional weighted-average potentially dilutive share equivalents during the period when the effect is dilutive.

Basic and diluted weighted average shares outstanding and (loss) earnings per share were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(32,161)	$21,650	$24,525	$(60,908)

Weighted-average shares outstanding:
Weighted average shares used in computing (loss) earnings per share, basic	147,055,804	145,236,526	147,779,470	145,279,938
PBNQSO	—	—	1,188,480	—
Founders advisory fees	—	9,428,244	7,071,183	—
Weighted average shares used in computing (loss) earnings per share, diluted	147,055,804	154,664,770	156,039,133	145,279,938

Basic (loss) earnings per share	$(0.22)	$0.15	$0.17	$(0.42)

Diluted (loss) earnings per share	$(0.22)	$0.14	$0.16	$(0.42)
The number of anti-dilutive securities not included in the calculation of diluted (loss) earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PBNQSO	1,511,730	245,004	235,000	245,004
Founders advisory fees	7,071,183	—	—	9,428,244
Warrants	—	8,460,860	—	8,460,860
Total	8,582,913	8,705,864	235,000	18,134,108

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
The chief operating decision-maker (“CODM”) is the Company's CEO. The CODM uses Segment Adjusted EBITDA for each segment predominantly in the annual budget and forecasting process. The CODM considers budget/forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment.
Segment Adjusted EBITDA is defined as income (loss) before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring and transaction related costs (ii) founder advisory fee expenses, (iii) stock-based compensation expense and (iv) foreign currency loss (gain).

Interest income, interest expense, other income (expense) and certain corporate operating expenses are not included in the measures of segment performance reviewed by the CODM. The corporate category is not considered to be a segment.

Information related to net sales, Segment Adjusted EBITDA, depreciation and amortization, purchases of property and equipment, and purchases of intangible assets are summarized below (in thousands):

	Three Months Ended June 30, 2025
	Fire Safety	Specialty Products	Total
Net sales:
Product	$88,543	$42,230	$130,773
Services and others	31,741	125	31,866
Total net sales	$120,284	$42,355	$162,639

Less:
Adjusted cost of goods sold	$33,632	$24,367	$57,999
Adjusted selling, general and administrative expense	8,993	4,309	13,302
Segment Adjusted EBITDA	$77,659	$13,679	$91,338
Less:
Depreciation and amortization			17,924
Interest and financing expense			9,930
Founders advisory fees - related party			96,883
Non-recurring expenses			307
Stock-based compensation expense			2,238
Foreign currency gain			(2,096)
Loss before income taxes			$(33,848)

Depreciation and amortization	$13,620	$4,304	$17,924
Purchases of property and equipment	$10,409	$2,355	$12,764
Purchase of intangible assets	$15,226	$—	$15,226

	Three Months Ended June 30, 2024
	Fire Safety	Specialty Products	Total
Net sales:
Product	$65,998	$28,738	$94,736
Services and others	32,540	—	32,540
Total net sales	$98,538	$28,738	$127,276

Less:
Adjusted cost of goods sold	$34,680	$16,672	$51,352
Adjusted selling, general and administrative expense	8,219	2,797	11,016
Segment Adjusted EBITDA	$55,639	$9,269	$64,908
Less:
Depreciation and amortization			16,359
Interest and financing expense			10,590
Founders advisory fees - related party			588
Non-recurring expenses			23
Stock-based compensation expense			2,994
Foreign currency loss			224
Income before income taxes			$34,130

Depreciation and amortization	$12,798	$3,561	$16,359
Purchases of property and equipment	$1,685	$1,958	$3,643

	Six Months Ended June 30, 2025
	Fire Safety	Specialty Products	Total
Net sales:
Product	$122,575	$76,914	$199,489
Services and others	34,872	308	35,180
Total net sales	$157,447	$77,222	$234,669

Less:
Adjusted cost of goods sold	$52,214	$46,987	$99,201
Adjusted selling, general and administrative expense	17,489	8,558	26,047
Segment Adjusted EBITDA	$87,744	$21,677	$109,421
Less:
Depreciation and amortization			34,817
Interest and financing expense			19,574
Founders advisory fees - related party			16,270
Non-recurring expenses			1,775
Stock-based compensation expense			4,909
Foreign currency gain			(3,255)
Income before income taxes			$35,331

Depreciation and amortization	$26,385	$8,432	$34,817
Purchases of property and equipment	$13,671	$3,906	$17,577
Purchase of intangible assets	$15,226	$—	$15,226

	Six Months Ended June 30, 2024
	Fire Safety	Specialty Products	Total
Net sales:
Product	$89,990	$62,627	$152,617
Services and others	33,703	—	33,703
Total net sales	$123,693	$62,627	$186,320

Less:
Adjusted cost of goods sold	$51,532	$35,447	$86,979
Adjusted selling, general and administrative expense	16,763	5,534	22,297
Segment Adjusted EBITDA	$55,398	$21,646	$77,044
Less:
Depreciation and amortization			32,771
Interest and financing expense			21,238
Founders advisory fees - related party			68,921
Non-recurring expenses			563
Stock-based compensation expense			4,736
Foreign currency loss			1,517
Loss before income taxes			$(52,702)

Depreciation and amortization	$25,688	$7,083	$32,771
Purchases of property and equipment	$2,478	$2,718	$5,196
Total segment assets reconciled to consolidated amounts are as follows (in thousands):

	June 30, 2025
	Fire Safety	Specialty Products	Total
Segment assets	$154,683	$240,622	$395,305
Cash and cash equivalents			140,658
Goodwill			1,053,108
Customer lists, net			624,787
Technology and patents, net			186,494
Tradenames, net			85,482
Tax assets			428
Total consolidated assets			$2,486,262

	December 31, 2024
	Fire Safety	Specialty Products	Total
Segment assets	$83,677	$189,912	$273,589
Cash and cash equivalents			198,456
Goodwill			1,034,543
Customer lists, net			637,745
Technology and patents, net			173,307
Tradenames, net			87,365
Tax assets			11,389
Total consolidated assets			$2,416,394

Net sales by geographical area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	71%	78%	70%	75%
Canada	13%	6%	9%	4%
Other international sales (1)	16%	16%	21%	21%
Total net sales	100%	100%	100%	100%
(1)    The Company did not have net sales in excess of 10% in any other countries for the three and six months ended June 30, 2025, and June 30, 2024.
Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
United States	$58,875	$46,580
Germany	13,678	12,643
Other foreign jurisdictions	6,278	5,554
Total property, plant and equipment, net	$78,831	$64,777

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended June 30, 2025 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2024 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Weather Conditions and Climate Trends
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

Additionally, amid broader volatility in the global economy, certain raw materials and components used in our manufacturing processes may be subject to the recently announced tariffs on imported goods by the United States, Canada, and other countries. However, tariffs have not had, and we do not currently expect tariffs to have, a material impact on our financial position or results of operations, as substantially all of the Company’s products sold in the United States are supported by domestic manufacturing capabilities. The Company prioritizes sourcing raw materials domestically and continues to maintain alternative supply sources. Although the ultimate impact of tariff policies, coupled with broader macroeconomic challenges, remains uncertain, the Company is actively monitoring developments to identify necessary actions to maintain its competitiveness and adapt to changing economic conditions.

Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Consolidated
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Net sales	$162,639	$127,276	$35,363	28%
Cost of goods sold	61,143	54,009	7,134	13%
Gross profit	101,496	73,267	28,229	39%
Operating expenses
Selling, general and administrative expense	15,967	13,906	2,061	15%
Amortization expense	14,604	13,755	849	6%
Founders advisory fees - related party	96,883	588	96,295	16377%
Other operating expense	268	—	268	—%
Total operating expenses	127,722	28,249	99,473	352%
Operating (loss) income	(26,226)	45,018	(71,244)	(158%)
Other expense (income):
Interest expense, net	9,930	10,590	(660)	(6%)
Foreign currency (gain) loss	(2,096)	224	(2,320)	(1036%)
Other (income) expense, net	(212)	74	(286)	(386%)
Total other expense, net	7,622	10,888	(3,266)	(30%)
(Loss) income before income taxes	(33,848)	34,130	(67,978)	(199%)
Income tax benefit (expense)	1,687	(12,480)	14,167	(114%)
Net (loss) income	$(32,161)	$21,650	$(53,811)	(249%)

Net Sales. Net sales increased by $35.4 million for the three months ended June 30, 2025, compared to the same period in 2024. Net sales in the Fire Safety segment increased by $21.7 million, representing higher fire retardant sales of $19.0 million and higher fire suppressant sales of $2.7 million. Fire retardant sales increased $16.0 million in North America and increased $3.0 million in other geographies. The increase in U.S. fire retardant sales was driven by a return to normalized fire activity during the three months ended June 30, 2025, as compared to mild fire activity during the three months ended June 30, 2024. Net sales in the Specialty Products segment increased $13.7 million, including a $9.3 million increase in revenue due to recently acquired businesses, and a $4.4 million increase in the base business. The Company considers that revenue attributable to base business includes revenue from an acquired business that has been owned for a full four quarters after the date of acquisition.
Cost of Goods Sold. Cost of goods sold increased $7.1 million for the three months ended June 30, 2025 compared to the same period in 2024. The decrease in the Fire Safety segment of $0.7 million was primarily due to a $2.0 million decrease in material, manufacturing and freight costs offset by a $1.3 million increase in personnel related expenses. The $7.8 million increase in the Specialty Products segment was primarily due to $6.1 million from recently acquired businesses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $2.1 million for the three months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to a $1.4 million increase in personnel related and stock-based compensation expenses.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the three months ended June 30, 2025 of $96.9 million was primarily due to an increase in the Company’s average price per share from $9.67 at March 31, 2025 to $13.62 as of June 30, 2025. The increase in the fair value of the Annual Advisory Amount for the three months ended June 30, 2024 of $0.6 million was primarily due to an increase in the average price per share from $6.81 as of March 31, 2024, to $7.75 as of June 30, 2024.
Income Tax Benefit (Expense). Income tax benefit was $1.7 million for the three months ended June 30, 2025, compared to income tax expense of $12.5 million in the same period in 2024. The change is primarily due to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Consolidated
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net sales	$234,669	$186,320	$48,349	26%
Cost of goods sold	105,020	92,351	12,669	14%
Gross profit	129,649	93,969	35,680	38%
Operating expenses
Selling, general and administrative expense	32,266	27,368	4,898	18%
Amortization expense	28,703	27,526	1,177	4%
Founders advisory fees - related party	16,270	68,921	(52,651)	(76%)
Other operating expense	829	—	829	—%
Total operating expenses	78,068	123,815	(45,747)	(37%)
Operating income (loss)	51,581	(29,846)	81,427	(273%)
Other expense (income):
Interest expense, net	19,574	21,238	(1,664)	(8%)
Foreign currency (gain) loss	(3,255)	1,517	(4,772)	(315%)
Other expense, net	(69)	101	(170)	(168%)
Total other expense, net	16,250	22,856	(6,606)	(29%)
Income (loss) before income taxes	35,331	(52,702)	88,033	(167%)
Income tax expense	(10,806)	(8,206)	(2,600)	32%
Net income (loss)	$24,525	$(60,908)	$85,433	(140%)

Net Sales. Net sales increased by $48.3 million for the six months ended June 30, 2025, compared to the same period in 2024. Net sales in the Fire Safety segment increased by $33.7 million, representing higher fire retardant sales of $36.5 million, offset by lower fire suppressant sales of $2.8 million. Fire retardant sales increased $30.2 million in North America and $6.3 million in other geographies. The increase in U.S. fire retardant sales was driven by an increase in fire activity during the six months ended June 30, 2025, as compared to mild fire activity during the six months ended June 30, 2024. Net sales in the Specialty Products segment increased $14.6 million, including a $16.9 million increase in revenue due to recently acquired businesses, offset by a $2.3 million decrease in the base business due to unplanned plant downtime. The Company considers that revenue attributable to base business includes revenue from an acquired business that has been owned for a full four quarters after the date of acquisition.
Cost of Goods Sold. Cost of goods sold increased $12.7 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase in the Fire Safety segment of $0.9 million was primarily due to a $2.4 million increase in personnel related expenses, offset by a $1.5 million decrease in material, manufacturing and freight costs. The $11.8 million increase in the Specialty Products segment was primarily due to $11.0 million from recently acquired businesses.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $4.9 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to a $4.8 million increase in personnel related and stock-based compensation expenses.

Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the six months ended June 30, 2025 of $16.3 million was primarily due to an increase in the Company’s average price per share from $12.85 at December 31, 2024 to $13.62 as of June 30, 2025. The increase in the fair value of the Annual Advisory Amount for the six months ended June 30, 2024 of $68.9 million was primarily due to an increase in the average price per share from $4.51 as of December 31, 2023, to $7.75 as of June 30, 2024.
Foreign Currency (gain) loss. Foreign currency gain of $3.3 million for the six months ended June 30, 2025 reflects weakening of the U.S. dollar, primarily against the Euro. Foreign currency loss of $1.5 million for the six months ended June 30, 2024 reflects strengthening of the U.S. dollar, primarily against the Euro.
Income Tax Expense. Income tax expense was $10.8 million for the six months ended June 30, 2025, compared to income tax expense of $8.2 million in the same period in 2024. The change is primarily due to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Business Segments
Segment Adjusted EBITDA is defined as income (loss) before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring and transaction related costs (ii) founder advisory fee expenses, (iii) stock-based compensation expense and (iv) foreign currency loss (gain). We use Segment Adjusted EBITDA to evaluate operating performance by segment for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands) for the three and six months ended June 30, 2025 compared to the same periods in 2024:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$120,284	$42,355	$162,639	$98,538	$28,738	$127,276
Segment Adjusted EBITDA	$77,659	$13,679	$91,338	$55,639	$9,269	$64,908
Adjusted EBITDA for our Fire Safety segment increased by $22.0 million during the three months ended June 30, 2025 compared with the same period in 2024. The increase was primarily due to higher net sales, as described above.
Adjusted EBITDA for our Specialty Products segment increased by $4.4 million during the three months ended June 30, 2025 compared with the same period in 2024. The increase was primarily due to higher net sales, as described above.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$157,447	$77,222	$234,669	$123,693	$62,627	$186,320
Segment Adjusted EBITDA	$87,744	$21,677	$109,421	$55,398	$21,646	$77,044

Adjusted EBITDA for our Fire Safety segment increased by $32.3 million during the six months ended June 30, 2025 compared with the same period in 2024. The increase was primarily due to higher net sales, as described above.
Adjusted EBITDA for our Specialty Products segment was relatively flat during the six months ended June 30, 2025 compared with the same period in 2024 for the reasons described above.

The following table provides a reconciliation of financial measures that are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to Non-GAAP measures. The Company believes that these non-GAAP financial measures are useful to investors because they provide investors with a better understanding of the Company’s past financial performance and future results. The Company’s management uses these non-GAAP financial measures when it internally evaluates the performance of its business and makes operating decisions, including internal operating budgeting, performance measurement, and discretionary compensation. Segment Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP (in thousands).

(Unaudited)	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
(Loss) income before income taxes	$(27,068)	$(6,780)	$(33,848)	$30,377	$3,753	$34,130
Depreciation and amortization	13,620	4,304	17,924	12,798	3,561	16,359
Interest and financing expense	6,180	3,750	9,930	9,897	693	10,590
Founders advisory fees - related party	83,319	13,564	96,883	507	81	588
Non-recurring expenses (1)	123	184	307	14	9	23
Stock-based compensation expense	2,007	231	2,238	2,067	927	2,994
Foreign currency (gain) loss	(522)	(1,574)	(2,096)	(21)	245	224
Segment Adjusted EBITDA	$77,659	$13,679	$91,338	$55,639	$9,269	$64,908
(1) For the three months ended June 30, 2025, $0.2 million was related to acquisition costs and $0.1 million was related to other non-recurring costs.

(Unaudited)	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Income (loss) before income taxes	$31,810	$3,521	$35,331	$(54,034)	$1,332	$(52,702)
Depreciation and amortization	26,385	8,432	34,817	25,688	7,083	32,771
Interest and financing expense	12,134	7,440	19,574	20,011	1,227	21,238
Founders advisory fees - related party	13,992	2,278	16,270	59,273	9,648	68,921
Non-recurring expenses (1)	357	1,418	1,775	389	174	563
Stock-based compensation expense	3,583	1,326	4,909	3,516	1,220	4,736
Foreign currency (gain) loss	(517)	(2,738)	(3,255)	555	962	1,517
Segment Adjusted EBITDA	$87,744	$21,677	$109,421	$55,398	$21,646	$77,044
(1) For the six months ended June 30, 2025, $0.8 million was related to acquisition costs, $0.4 million was related to the Redomiciliation Transaction and $0.6 million was related to restructuring and other non-recurring costs. For the six months ended June 30, 2024, $0.5 million was related to the Redomiciliation Transaction and other non-recurring Luxembourg related costs, and $0.1 million was related to other non-recurring costs.

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

We believe that our existing cash and cash equivalents of $140.7 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of June 30, 2025 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of June 30, 2025, we expect our remaining fiscal year 2025 capital expenditure budget to cover both our maintenance and growth capital expenditures. We may also utilize borrowings under other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
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

As of June 30, 2025, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
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
Share Repurchase Plan
Under our share repurchase plan (the “Share Repurchase Plan”), we are authorized to repurchase, from time-to-time, shares of our Common Stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by the securities laws and as determined by management at such time and in such amounts as management may decide. The Share Repurchase Plan does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
On May 7, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $78.3 million as of June 30, 2025. We repurchased 2,886,221 and 3,774,675 shares during the three and six months ended June 30, 2025. For the comparable period in 2024, we repurchased 18,535 and 2,987,892 shares, respectively. The repurchased shares were recorded at cost and are being held in treasury.

On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The Company expects to periodically re-establish the limit for Common Stock repurchases based on subsequent repurchase activity.
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
For additional information about the Founder Advisory Agreement, refer to Note 11, “Stock-Based Compensation,” Note 12 “Fair Value Measurements” and Note 13, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash provided by (used in):
Operating activities	$20,894	$11,418
Investing activities	(42,803)	187
Financing activities	(40,560)	(14,784)
Effect of foreign currency on cash and cash equivalents	4,671	(935)
Net change in cash and cash equivalents	$(57,798)	$(4,114)
Operating Activities

Net cash provided by operating activities was $20.9 million and $11.4 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the primary components of operating cash flows were net income of $24.5 million, non-cash charges of $48.9 million and net operating asset investments of $52.5 million. For the six months ended June 30, 2024, the primary components of operating cash flows were a net loss of $60.9 million, non-cash charges of $110.2 million and net operating asset investments of $37.9 million.
Investing Activities

Cash used in investing activities was $42.8 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, we purchased property and equipment of $17.6 million, purchased intangible assets of $15.2 million, and purchased a business for $10.0 million. Cash provided by investing activities was $0.2 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, we received cash from the maturity of Euro denominated certificate of deposit of $5.4 million, offset by the purchase of property and equipment of $5.2 million.
Financing Activities

Cash used in financing activities was $40.6 million and $14.8 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we repurchased shares of outstanding Common Stock for $40.4 million, received proceeds from exercises of options of $0.3 million and made $0.5 million in principal payments on finance lease obligations. During the six months ended June 30, 2024, we repurchased outstanding Ordinary Shares for $14.4 million and made $0.4 million in principal payments on finance lease obligations.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. Our significant accounting policies and estimates are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our consolidated financial statements included in our 2024 Annual Report filed on Form 10-K with the SEC on February 20, 2025. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the fair value of purchase consideration and assets acquired and liabilities assumed in a business combination, the useful lives of long-lived assets, the fair value of financial assets and liabilities, indefinite life intangible assets, stock options, and founder advisory fees. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in foreign currency exchange rates, short-term interest rates and price fluctuations of certain material commodities in the ordinary course of our business. We do not engage in significant hedging activities with respect to the market risks to which we are exposed. From time to time, we may enter into limited arrangements to manage specific risk exposures. However, such activity is not material to our overall risk profile or financial results.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on Term SOFR plus or base rate plus an applicable margin. At June 30, 2025, we had no borrowings outstanding under the Revolving Credit Facility.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at June 30, 2025, the Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including a number of matters related to the aqueous film forming foam litigation consolidated in the District of South Carolina multi-district litigation and other similar matters pending in other jurisdictions in the United States. We do not believe that such claims, actions, and legal proceedings will have a material adverse effect upon our results of operations or financial position.
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
Below is a summary of Common Stock repurchases for the quarter ended June 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2025 - April 30, 2025	1,071,885	$9.70	1,071,885	$78.6
May 1, 2025 - May 31, 2025	1,443,727	$11.90	1,443,727	$82.8
June 1, 2025 - June 30, 2025	370,609	$12.28	370,609	$78.3
Total	2,886,221		2,886,221

(1) On May 7, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information
10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Perimeter Solutions, Inc.

Date: August 7, 2025	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Duly Authorized Officer)

Date: August 7, 2025	By:	/s/ Kyle Sable
Kyle Sable
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)