Form 10-Q
period 2025-09-30
Perimeter Solutions, Inc.
filed 2025-10-30
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, there were 147,923,716 shares of Common Stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended September 30, 2025 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
•future financial performance, financial projections or estimates used, including any growth or expansion plans and opportunities;
•our ability to expand our business;
•our beliefs regarding certain trends and growth drivers in our fire safety business, including weather and climate trends;
•our expectations regarding our ability to integrate the product lines we acquired into our businesses;
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
•our expectations regarding our sources of revenue;
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
•our expectations regarding certain of our products’ ability to protect life and property as population settlement locations change;
•our expectations regarding the markets in which we currently operate and intend to expand to in the coming years, overall economic conditions and disruptive weather events;
•our expectations regarding market risk and hedging activities;
•our expectations regarding the severity of future fire seasons and the extent to which fire retardant will be used to protect property in the future;
•our expectations regarding repurchases of our Common Stock and re-establishing the limit for such repurchases under the Share Repurchase Plan (as defined below);
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$340,647	$198,456
Accounts receivable, net	106,688	56,048
Inventories	130,139	116,347
Prepaid expenses and other current assets	6,680	23,173
Total current assets	584,154	394,024
Property, plant and equipment, net	81,554	64,777
Operating lease right-of-use assets	31,281	17,298
Finance lease right-of-use assets	5,929	6,173
Goodwill	1,053,778	1,034,543
Customer lists, net	620,636	637,745
Technology and patents, net	183,112	173,307
Tradenames, net	84,466	87,365
Other assets, net	529	1,162
Total assets	$2,645,439	$2,416,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,542	$23,519
Accrued expenses and other current liabilities	71,875	30,450
Founders advisory fees payable - related party	151,582	6,677
Deferred revenue	9,647	1,842
Total current liabilities	263,646	62,488
Long-term debt, net	668,778	667,774
Operating lease liabilities, net of current portion	28,824	15,540
Finance lease liabilities, net of current portion	5,831	6,013
Deferred income taxes	95,750	152,203
Founders advisory fees payable - related party	352,455	240,083
Preferred stock	113,416	109,966
Preferred stock - related party	2,681	2,831
Other non-current liabilities	2,710	2,226
Total liabilities	1,534,091	1,259,124
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, $0.0001 par value per share, 4,000,000,000 shares authorized; 173,301,872 and 169,426,114 shares issued; 147,923,716 and 147,822,633 shares outstanding at September 30, 2025 and December 31, 2024, respectively	17	17
Treasury stock, at cost; 25,378,156 and 21,603,481 shares at September 30, 2025 and December 31, 2024, respectively	(168,197)	(127,827)
Additional paid-in capital	1,941,940	1,911,035
Accumulated other comprehensive loss	(9,554)	(39,232)
Accumulated deficit	(652,858)	(586,723)
Total stockholders’ equity	1,111,348	1,157,270
Total liabilities and stockholders’ equity	$2,645,439	$2,416,394

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$315,443	$288,417	$550,112	$474,737
Cost of goods sold	116,334	107,195	221,354	199,546
Gross profit	199,109	181,222	328,758	275,191
Operating expenses:
Selling, general and administrative expense	23,477	18,520	55,743	45,888
Amortization expense	15,199	13,765	43,902	41,291
Founders advisory fees - related party	247,684	184,176	263,954	253,097
Other operating expense	96	—	925	—
Total operating expenses	286,456	216,461	364,524	340,276
Operating loss	(87,347)	(35,239)	(35,766)	(65,085)
Other expense (income):
Interest expense, net	9,870	10,054	29,444	31,292
Foreign currency loss (gain)	6	(1,354)	(3,249)	163
Other (income) expense, net	(73)	151	(142)	252
Total other expense, net	9,803	8,851	26,053	31,707
Loss before income taxes	(97,150)	(44,090)	(61,819)	(96,792)
Income tax benefit (expense)	6,490	(45,077)	(4,316)	(53,283)
Net loss	(90,660)	(89,167)	(66,135)	(150,075)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,327)	10,637	29,678	4,105
Total comprehensive loss	$(92,987)	$(78,530)	$(36,457)	$(145,970)
(Loss) earnings per share:
Basic	$(0.62)	$(0.61)	$(0.45)	$(1.03)
Diluted	$(0.62)	$(0.61)	$(0.45)	$(1.03)
Weighted average number of shares outstanding:
Basic	146,803,539	145,222,189	147,923,437	145,247,477
Diluted	146,803,539	145,222,189	147,923,437	145,247,477

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	169,426,114	$17	21,603,481	$(127,827)	$1,911,035	$(39,232)	$(586,723)	$1,157,270
Stock-based compensation	—	—	—	—	2,671	—	—	2,671
Shares issued related to founders advisory fees - related party	1,837,304	—	—	—	—	—	—	—
Shares repurchased	—	—	888,454	(8,183)	—	—	—	(8,183)
Shares issued upon exercise of options	4,100	—	—	—	41	—	—	41
Net income	—	—	—	—	—	—	56,686	56,686
Other comprehensive income	—	—	—	—	—	7,885	—	7,885
Balance, March 31, 2025	171,267,518	$17	22,491,935	$(136,010)	$1,913,747	$(31,347)	$(530,037)	$1,216,370
Stock-based compensation	—	—	—	—	2,238	—	—	2,238
Shares repurchased	—	—	2,886,221	(32,187)	—	—	—	(32,187)
Shares issued upon exercise of options	25,067	—	—	—	251	—	—	251
Net loss	—	—	—	—	—	—	(32,161)	(32,161)
Other comprehensive income	—	—	—	—	—	24,120	—	24,120
Balance, June 30, 2025	171,292,585	$17	25,378,156	$(168,197)	$1,916,236	$(7,227)	$(562,198)	$1,178,631
Stock-based compensation	—	—	—	—	6,519	—	—	6,519
Shares issued upon exercise of options	2,009,287	—	—	—	19,185	—	—	19,185
Net loss	—	—	—	—	—	—	(90,660)	(90,660)
Other comprehensive loss	—	—	—	—	—	(2,327)	—	(2,327)
Balance, September 30, 2025	173,301,872	$17	25,378,156	$(168,197)	$1,941,940	$(9,554)	$(652,858)	$1,111,348

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	165,066,195	$165,067	18,615,190	$(113,407)	$1,701,163	$(19,710)	$(580,818)	$1,152,295
Stock-based compensation	—	—	—	—	1,742	—	—	1,742
Shares issued related to founders advisory fees - related party	1,758,464	1,758	—	—	(1,758)	—	—	—
Shares repurchased	—	—	2,969,357	(14,278)	—	—	—	(14,278)
Net loss	—	—	—	—	—	—	(82,558)	(82,558)
Other comprehensive loss	—	—	—	—	—	(5,543)	—	(5,543)
Balance, March 31, 2024	166,824,659	$166,825	21,584,547	$(127,685)	$1,701,147	$(25,253)	$(663,376)	$1,051,658
Stock-based compensation	—	—	—	—	2,994	—	—	2,994
Shares repurchased	—	—	18,535	(139)	—	—	—	(139)
Net income	—	—	—	—	—	—	21,650	21,650
Other comprehensive loss	—	—	—	—	—	(989)	—	(989)
Balance, June 30, 2024	166,824,659	$166,825	21,603,082	$(127,824)	$1,704,141	$(26,242)	$(641,726)	$1,075,174
Stock-based compensation	—	—	—	—	3,312	—	—	3,312
Shares repurchased	—	—	399	(3)	—	—	—	(3)
Warrants exercised	19,160	19	—	—	211	—	—	230
Net loss	—	—	—	—	—	—	(89,167)	(89,167)
Other comprehensive income	—	—	—	—	—	10,637	—	10,637
Balance, September 30, 2024	166,843,819	$166,844	21,603,481	$(127,827)	$1,707,664	$(15,605)	$(730,893)	$1,000,183

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(66,135)	$(150,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Founders advisory fees - related party (change in fair value)	263,954	253,097
Depreciation and amortization expense	53,610	49,215
Interest and payment-in-kind on preferred stock	5,499	5,292
Stock-based compensation	11,428	8,048
Non-cash lease expense	4,841	3,875
Deferred income taxes	(58,172)	663
Amortization of deferred financing costs	1,342	1,291
Foreign currency (gain) loss	(3,249)	163
Loss on disposal of assets	10	13
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(48,962)	(57,880)
Inventories	316	37,373
Prepaid expenses and other current assets	5,460	1,571
Accounts payable	6,639	1,375
Deferred revenue	7,805	8,792
Income taxes payable, net	33,049	21,510
Accrued expenses and other current liabilities	13,136	16,151
Founders advisory fees - related party (cash settled)	(6,677)	(2,702)
Operating lease liabilities	(3,363)	(2,426)
Finance lease liabilities	(367)	(374)
Other, net	(615)	(597)
Net cash provided by operating activities	219,549	194,375
Cash flows from investing activities:
Purchase of property and equipment	(22,599)	(9,071)
Purchase of intangible assets	(15,226)	—
Proceeds from short-term investments	—	5,383
Purchase of businesses, net of cash acquired	(22,000)	—
Net cash used in investing activities	(59,825)	(3,688)
Cash flows from financing activities:
Common stock repurchased	(40,370)	—
Ordinary shares repurchased	—	(14,420)
Proceeds from exercises of options	19,477	—
Principal payments on finance lease obligations	(689)	(544)
Net cash used in financing activities	(21,582)	(14,964)
Effect of foreign currency on cash and cash equivalents	4,049	54
Net change in cash and cash equivalents	142,191	175,777
Cash and cash equivalents, beginning of period	198,456	47,276
Cash and cash equivalents, end of period	$340,647	$223,053
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,870	$20,286
Cash paid for income taxes	$28,237	$31,414

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
Accounting Policies
As of September 30, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to its consolidated financial statements included in the Company’s 2024 Annual Report.
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

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	September 30, 2025	December 31, 2024
Inventories:
Raw materials and manufacturing supplies	$62,690	$65,872
Work in process	494	286
Finished goods	66,955	50,189
Total inventories	$130,139	$116,347

Prepaid Expenses and Other Current Assets:
Advance to vendors	$118	$2,471
Prepaid insurance	1,098	3,667
Prepaid value-added taxes	1,947	2,552
Income tax receivable	—	11,091
Other	3,517	3,392
Total prepaid expenses and other current assets	$6,680	$23,173

Property, Plant and Equipment:
Buildings	$4,077	$3,912
Leasehold improvements	3,253	2,975
Furniture and fixtures	569	584
Machinery and equipment	97,288	74,406
Vehicles	4,635	4,317
Construction in progress	10,115	9,721
Total property, plant and equipment, gross	119,937	95,915
Less: accumulated depreciation	(38,383)	(31,138)
Total property, plant and equipment, net	$81,554	$64,777

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$6,831	$6,216
Accrued salaries	2,948	1,514
Accrued employee benefits	1,350	1,381
Accrued interest	16,262	8,448
Accrued purchases	6,825	2,558
Accrued taxes	26,220	3,185
Operating lease liabilities	3,670	2,677
Finance lease liabilities	751	732
Other	7,018	3,739
Total accrued expenses and other current liabilities	$71,875	$30,450
Depreciation expense related to property, plant and equipment was $3.6 million and $9.7 million for the three and nine months ended September 30, 2025, respectively, and $2.7 million and $7.9 million, for the three and nine months ended September 30, 2024 respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025 and December 31, 2024, the allowance for doubtful accounts was immaterial.

4. BUSINESS COMBINATIONS
On March 28, 2025, the Company acquired substantially all of the assets and technical data rights of certain product lines from a third party, which met the definition of a business, for a total cash purchase price of $10.0 million. The product lines will be integrated into the Company’s IMS business within the Specialty Products segment. The Company used the acquisition method of accounting for the transaction and has reflected the preliminary value of the acquired assets and liabilities assumed in the condensed consolidated balance sheet, including inventories, intangible assets, property, plant and equipment, goodwill and contractual liabilities. The accounting is provisional as the Company is pending valuation of certain tangible and intangible assets that is subject to final adjustment as the Company evaluates information during the measurement period. Acquisition-related costs, primarily consisting of legal and advisory fees, were recognized as an operating expense in the current period and were not material. The Company expects that all of the approximately $0.6 million of goodwill and $2.1 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.
On September 12, 2025, the Company acquired substantially all of the assets and technical data rights of certain product lines from a third party, which met the definition of a business, for a total cash purchase price of $12.0 million. The product lines will be integrated into the Company’s IMS business within the Specialty Products segment. The Company used the acquisition method of accounting for the transaction and has reflected the preliminary value of the acquired assets and liabilities assumed in the condensed consolidated balance sheet, including inventories, intangible assets, property, plant and equipment, and goodwill. The accounting is provisional as the Company is pending valuation of certain tangible and intangible assets that is subject to final adjustment as the Company evaluates information during the measurement period. Acquisition-related costs, primarily consisting of legal and advisory fees, were recognized as an operating expense in the current period and were not material. The Company expects that all of the approximately $1.3 million of goodwill and $7.4 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.

Pro-forma net sales and results of operations have not been presented for the IMS product line acquisitions because the effect of these acquisitions on the Company's condensed consolidated financial statements were not material individually or in the aggregate.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2024	$852,754	$181,789	$1,034,543
Purchase price allocation and measurement period adjustments for business combinations	—	1,718	1,718
Foreign currency translation	12,268	5,249	17,517
Balance, September 30, 2025	$865,022	$188,756	$1,053,778

Intangible assets and related accumulated amortization as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025
	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	10	to	20	$773,000	$—	$(5,511)	$(146,853)	$620,636
Technology and patents (1)	4	to	20	275,426	(40,738)	(814)	(50,762)	183,112
Tradenames	10	to	20	104,900	—	(942)	(19,492)	84,466
Balance, September 30, 2025				$1,153,326	$(40,738)	$(7,267)	$(217,107)	$888,214
(1) In May 2025, the Company settled its trade secret litigation with a subsidiary of Compass Minerals International, Inc. and simultaneously acquired related intangible assets, property, plant and equipment, and inventories. The total purchase consideration for the asset acquisition was $20.0 million in cash, of which $15.2 million was allocated to the technology-

related intangible assets. The acquired technology-related intangible assets will be amortized on a straight-line basis over its estimated useful life of 4 years.

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
Amortization expense for definite-lived intangible assets was $15.2 million and $43.9 million for the three and nine months ended September 30, 2025 respectively, and $13.8 million and $41.3 million, for the three and nine months ended September 30, 2024, respectively.
Estimated annual amortization expense of intangible assets for the next five years ended December 31, and thereafter is as follows (in thousands):

Amount
2025 remaining	$14,977
2026	59,907
2027	59,907
2028	59,907
2029	57,686
Thereafter	635,830
Total	$888,214
6. LEASES
Lease cost for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost (1)	$1,562	$888	$3,708	$2,640
Finance lease cost:
Amortization of right-of-use assets	249	236	764	836
Interest on lease liabilities	117	129	369	399
Total lease cost	$1,928	$1,253	$4,841	$3,875

Reported in:
Cost of goods sold	$1,777	$1,112	$4,340	$3,435
Selling, general and administrative expense	151	141	501	440
Total lease cost	$1,928	$1,253	$4,841	$3,875
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of September 30, 2025, the weighted-average remaining lease terms of the Company’s operating leases and finance leases were approximately 8.2 years and 5.7 years, respectively, and the weighted-average discount rates applied were 7.0% and 7.5%, respectively.

Supplemental cash flow information related to leases for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$3,363	$2,426
Operating cash flows for finance leases	367	374
Financing cash flows for finance leases	689	544
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$16,215	$273
Finance leases	633	790
Net change in operating lease right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$(56)	$(34)
As of September 30, 2025, the estimated future minimum payment obligations for non-cancelable operating and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$1,505	$297
2026	5,739	1,198
2027	5,650	1,146
2028	4,911	1,806
2029	4,563	952
Thereafter	21,012	3,292
Total lease payments	43,380	8,691
Less: imputed interest	10,886	2,109
Present value of lease liabilities	$32,494	$6,582
7. LONG-TERM DEBT AND PREFERRED STOCK
Long-term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(6,222)	(7,226)
Long-term debt, net	$668,778	$667,774
Maturities of long-term debt as of September 30, 2025 are as follows (in thousands):

Years Ending December 31,	Amount
2025	$—
2026	—
2027	—
2028	—
2029	675,000
Thereafter	—
Total	$675,000

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
Deferred financing costs incurred in connection with securing the Revolving Credit Facility are carried as a long-term asset and are amortized on a straight-line over the term of the Revolving Credit Facility and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2025 and December 31, 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
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

effect a consolidation or merger; and change the Company’s line of business. As of September 30, 2025, the Company was in compliance with all covenants.
Deferred financing costs incurred in connection with securing the Senior Notes were capitalized and are amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets.
Redeemable Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 20 million shares of Preferred Stock which are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual meeting. Holders of the Preferred Stock have no voting rights (only protective rights). As of September 30, 2025, the Company had issued 10 million shares of Preferred Stock, par value $0.0001 per share, stated value $100.0 million.

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

Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the shares of Preferred Stock are classified as a liability on the accompanying condensed consolidated balance sheets, and $1.8 million and $5.5 million of dividends on these shares of Preferred Stock were recorded as interest expense for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $5.3 million were recorded as interest expense for the three and nine months ended September 30, 2024, respectively, in the accompanying condensed consolidated statements of operations and comprehensive loss. Preferred dividends in arrears were $16.1 million and $12.8 million at September 30, 2025 and December 31, 2024, respectively.
The shares of Preferred Stock have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Company's Common Stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At September 30, 2025 and December 31, 2024, the redemption price was $116.1 million and $112.8 million, respectively.
8. INCOME TAXES

The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates.

The Company’s effective tax rate was 6.68% and (6.98)% for the three and nine months ended September 30, 2025, respectively. The primary differences between the effective tax rate and the amount computed by applying the U.S. statutory rate of 21% are related to the impact of U.S. state taxes, permanently nondeductible compensation, withholding taxes accrued on unremitted earnings, and the impact of foreign tax rate differences.

The Company’s effective tax rate was (102.24)% and (55.05)% for the three and nine months ended September 30, 2024, respectively. Prior to the conversion into a corporation under the laws of the State of Delaware on November 20, 2024 (“Redomiciliation Transaction”), the Company was incorporated under the laws of the Grand Duchy of Luxembourg. The primary differences between the effective tax rate and the amount computed by applying the Luxembourg statutory rate of 24.94% are related to losses not expected to result in tax benefits in certain jurisdictions that had a valuation allowance, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings, and the impact of foreign tax rate differences.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of September 30, 2025, and December 31, 2024 primarily relates to net operating loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement.

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes broad changes to U.S. tax law including full expensing of qualified capital expenditures, full expensing of domestic research and development expenditures, modification of limitation on business interest, and modifications to the international tax framework. The Company is required under U.S. GAAP to recognize the effects of the new legislation in its financial statements in the period of enactment. The impact to the Company’s effective tax rate for the three and nine months ended September 30, 2025 was immaterial.

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
Commitments
The Company does not have any material unconditional purchase obligations as of September 30, 2025.
10. EQUITY
The Company is authorized to issue 4,020,000,000 shares of capital stock, consisting of (i) 4,000,000,000 shares of Common Stock and (ii) 20,000,000 shares of Preferred Stock. As of September 30, 2025, there were 173,301,872 and 147,923,716 shares of Common Stock issued and outstanding, respectively. Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the Preferred Stock is classified as a liability on the accompanying condensed consolidated balance sheets. Refer to Note 7, “Long-Term Debt and Preferred Stock” for additional information about the Preferred Stock.
On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The Company expects to periodically re-establish the limit for Common Stock repurchases based on subsequent repurchase activity. The approximate dollar value of shares that may yet be repurchased under the share repurchase plan was $100.0 million as of September 30, 2025 (the “Share Repurchase Plan”). During the three months ended September 30, 2025, the Company did not repurchase any shares under its Share Repurchase Plan. For the nine months ended September 30, 2025, the Company repurchased 3,774,675 shares under the Share Repurchase Plan. During the three and nine months ended September 30, 2024, the Company repurchased 399 and 2,988,291 shares, respectively. The repurchased shares are recorded at cost and are being held in treasury.

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
During the nine months ended September 30, 2025, the Company granted 3,010,500 performance-based non-qualified stock options (“PBNQSO”) to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The PBNQSO granted consist of two types of vesting criteria. The Company recognizes compensation costs for PBNQSO granted in the first nine months of 2025 based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Hull-White model or Monte Carlo model, as applicable. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
In February 2025, based on the Company’s 2024 performance, the compensation committee verified and determined the Annual Operational Performance per Diluted Share (“AOP”) for 2024 to be $25.02, which was above the maximum vesting AOP target.
As of September 30, 2025, there were 15,573,190 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $2.94 to $13.24 per share and expire ten years from the grant date.
The table below summarizes the PBNQSO activity for the nine months ended September 30, 2025:

	Number of Options	Weighted-Average Exercise/ Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	15,434,171	$8.44
Granted	3,010,500	$11.76
Exercised	(2,055,834)	$9.61
Forfeited	(777,000)	$7.71
Cancelled/Expired	(38,647)	$10.00
Outstanding at September 30, 2025	15,573,190	$8.96	7.63	$209,108
Options vested and exercisable	3,790,023	$9.09	6.72	$50,407
The assumptions used to fair value the PBNQSO granted during the nine months ended September 30, 2025 using the Monte Carlo model were as follows:

September 30, 2025
Dividend yield	—%
Risk-free interest rate	4.21% to 4.57%
Expected volatility	49.00% to 50.00%
Expected term (years)	10.00
Suboptimal exercise multiple	2.50
Weighted average exercise price of options granted	$11.76
Weighted average fair value of options granted	$5.38

Non-cash stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2025, was $6.5 million and $11.4 million, respectively. Non-cash stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2024 was $3.3 million and $8.0 million, respectively.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimates. As of September 30, 2025, there was approximately $23.0 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.6 years.
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
As of September 30, 2025 and December 31, 2024, the fair value of the Fixed Annual Advisory Amount was calculated to be $154.8 million and $90.8 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of $21.89 and $12.85, respectively. As of September 30, 2025 and December 31, 2024, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $853.3 million and $389.3 million, respectively.
For the three and nine months ended September 30, 2025, the Company recognized an increase in the compensation expense related to the founders advisory fees - related party due to an increase in fair value for liability-classified Advisory Amounts of $247.7 million and $264.0 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized an increase in the compensation expense related to the founders advisory fees - related party due to an increase in fair value for liability-classified Advisory Amounts of $184.2 million and $253.1 million, respectively.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Revolving Credit Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Preferred Stock equals the redemption price, which approximates fair value. At September 30,

2025 and December 31, 2024, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $660.7 million and $629.5 million, respectively.
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
Liabilities by Hierarchy Level
The following table sets forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using:
September 30, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$77,401	$—	$426,636	$504,037

December 31, 2024
Liabilities:
Founders advisory fees payable - related party	$52,098	$—	$194,662	$246,760
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
Changes in Level 3 Liabilities
The reconciliation for the portion of founders advisory fees payable - related party which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value, beginning of period	$208,215	$89,317	$194,662	$35,647
Founders advisory fees - related party, change in fair value	218,421	160,100	231,974	213,770
Fair value, end of period	$426,636	$249,417	$426,636	$249,417

13. RELATED PARTIES
As discussed in Note 11, “Stock-Based Compensation,” the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the key terms and conditions of the Founder Advisory Agreement previously executed between EverArc and EverArc Founder Entity.
For 2024, the average price of the Company’s Common Stock was $12.85 per share. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $30.3 million, based on an average price of $12.85 per share of Common Stock (the “2024 Fixed Amount”). The EverArc Founder Entity was not entitled to receive the Variable Annual Advisory Amount for 2024, as the average price of $12.85 per share of Common Stock for 2024 was lower than the previous highest average price of $13.63 per Ordinary Share established in 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 78% of the 2024 Fixed Amount in Common Stock (1,837,304 shares of Common Stock) and approximately 22% of the 2024 Fixed Amount in cash ($6.7 million). On February 18, 2025, the Company issued 1,837,304 shares of Common Stock and paid $6.7 million in cash in satisfaction of the 2024 Fixed Amount.
14. REVENUE RECOGNITION
Disaggregation of revenues
Amounts for products sold are recognized at a point in time, whereas amounts for contract services associated with full-service and portable retardant are recognized over time. Revenues for the three and nine months ended September 30, 2025 and 2024 are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from products	$258,303	$235,150	$457,792	$387,767
Revenues from services	57,110	53,227	92,253	86,744
Other revenues	30	40	67	226
Total net sales	$315,443	$288,417	$550,112	$474,737

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

Basic and diluted weighted average shares outstanding and (loss) earnings per share were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(90,660)	$(89,167)	$(66,135)	$(150,075)

Weighted average shares used in computing (loss) earnings per share, basic and diluted	146,803,539	145,222,189	147,923,437	145,247,477

Basic (loss) earnings per share	$(0.62)	$(0.61)	$(0.45)	$(1.03)

Diluted (loss) earnings per share	$(0.62)	$(0.61)	$(0.45)	$(1.03)
The number of anti-dilutive securities not included in the calculation of diluted (loss) earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PBNQSO	6,856,989	6,324,992	2,867,906	2,271,667
Founders advisory fees	17,751,491	9,428,244	10,631,286	9,428,244
Warrants	—	8,459,849	—	8,460,523
Total	24,608,480	24,213,085	13,499,192	20,160,434
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
Segment Adjusted EBITDA is defined as income (loss) before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring, (ii) acquisition related costs (iii) founder advisory fee expenses, (iv) stock-based compensation expense and (v) foreign currency loss (gain).

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

Information related to net sales, Segment Adjusted EBITDA, depreciation and amortization, purchases of property and equipment, and purchases of intangible assets are summarized below (in thousands):

	Three Months Ended September 30, 2025
	Fire Safety	Specialty Products	Total
Net sales:
Product	$216,248	$42,055	$258,303
Services and others	57,136	4	57,140
Total net sales	$273,384	$42,059	$315,443

Less:
Adjusted cost of goods sold	$84,748	$28,084	$112,832
Adjusted selling, general and administrative expense	11,426	4,868	16,294
Segment Adjusted EBITDA	$177,210	$9,107	$186,317
Less:
Depreciation and amortization			18,793
Interest and financing expense			9,870
Founders advisory fees - related party			247,684
Non-recurring expenses			562
Acquisition costs			33
Stock-based compensation expense			6,519
Foreign currency loss			6
Loss before income taxes			$(97,150)

Depreciation and amortization	$14,433	$4,360	$18,793
Purchases of property and equipment	$1,724	$3,298	$5,022

	Three Months Ended September 30, 2024
	Fire Safety	Specialty Products	Total
Net sales:
Product	$198,578	$36,572	$235,150
Services and others	53,267	—	53,267
Total net sales	$251,845	$36,572	$288,417

Less:
Adjusted cost of goods sold	$83,733	$20,596	$104,329
Adjusted selling, general and administrative expense	10,633	3,079	13,712
Segment Adjusted EBITDA	$157,479	$12,897	$170,376
Less:
Depreciation and amortization			16,444
Interest and financing expense			10,054
Founders advisory fees - related party			184,176
Non-recurring expenses			1,834
Stock-based compensation expense			3,312
Foreign currency gain			(1,354)
Loss before income taxes			$(44,090)

Depreciation and amortization	$12,819	$3,625	$16,444
Purchases of property and equipment	$2,303	$1,572	$3,875

	Nine Months Ended September 30, 2025
	Fire Safety	Specialty Products	Total
Net sales:
Product	$338,823	$118,969	$457,792
Services and others	92,008	312	92,320
Total net sales	$430,831	$119,281	$550,112

Less:
Adjusted cost of goods sold	$136,962	$75,071	$212,033
Adjusted selling, general and administrative expense	28,915	13,426	42,341
Segment Adjusted EBITDA	$264,954	$30,784	$295,738
Less:
Depreciation and amortization			53,610
Interest and financing expense			29,444
Founders advisory fees - related party			263,954
Non-recurring expenses			1,508
Acquisition costs			862
Stock-based compensation expense			11,428
Foreign currency gain			(3,249)
Loss before income taxes			$(61,819)

Depreciation and amortization	$40,818	$12,792	$53,610
Purchases of property and equipment	$15,395	$7,204	$22,599
Purchase of intangible assets	$15,226	$—	$15,226

	Nine Months Ended September 30, 2024
	Fire Safety	Specialty Products	Total
Net sales:
Product	$288,568	$99,199	$387,767
Services and others	86,970	—	86,970
Total net sales	$375,538	$99,199	$474,737

Less:
Adjusted cost of goods sold	$135,265	$56,043	$191,308
Adjusted selling, general and administrative expense	27,396	8,613	36,009
Segment Adjusted EBITDA	$212,877	$34,543	$247,420
Less:
Depreciation and amortization			49,215
Interest and financing expense			31,292
Founders advisory fees - related party			253,097
Non-recurring expenses			2,397
Stock-based compensation expense			8,048
Foreign currency loss			163
Loss before income taxes			$(96,792)

Depreciation and amortization	$38,507	$10,708	$49,215
Purchases of property and equipment	$4,781	$4,290	$9,071

Total segment assets reconciled to consolidated amounts are as follows (in thousands):

	September 30, 2025
	Fire Safety	Specialty Products	Total
Segment assets	$202,614	$160,186	$362,800
Cash and cash equivalents			340,647
Goodwill			1,053,778
Customer lists, net			620,636
Technology and patents, net			183,112
Tradenames, net			84,466
Total consolidated assets			$2,645,439

	December 31, 2024
	Fire Safety	Specialty Products	Total
Segment assets	$83,677	$189,912	$273,589
Cash and cash equivalents			198,456
Goodwill			1,034,543
Customer lists, net			637,745
Technology and patents, net			173,307
Tradenames, net			87,365
Tax assets			11,389
Total consolidated assets			$2,416,394
Net sales by geographical area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	83%	83%	77%	80%
Other international sales (1)	17%	17%	23%	20%
Total net sales	100%	100%	100%	100%
(1)    The Company did not have net sales in excess of 10% in any other countries for the three and nine months ended September 30, 2025 and 2024.
Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
United States	$61,873	$46,580
Germany	13,514	12,643
Other foreign jurisdictions	6,167	5,554
Total property, plant and equipment, net	$81,554	$64,777

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2025 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2024 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Consolidated
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Net sales	$315,443	$288,417	$27,026	9%
Cost of goods sold	116,334	107,195	9,139	9%
Gross profit	199,109	181,222	17,887	10%
Operating expenses
Selling, general and administrative expense	23,477	18,520	4,957	27%
Amortization expense	15,199	13,765	1,434	10%
Founders advisory fees - related party	247,684	184,176	63,508	34%
Other operating expense	96	—	96	—%
Total operating expenses	286,456	216,461	69,995	32%
Operating loss	(87,347)	(35,239)	(52,108)	148%
Other expense (income):
Interest expense, net	9,870	10,054	(184)	(2%)
Foreign currency loss (gain)	6	(1,354)	1,360	(100%)
Other (income) expense, net	(73)	151	(224)	(148%)
Total other expense, net	9,803	8,851	952	11%
Loss before income taxes	(97,150)	(44,090)	(53,060)	120%
Income tax benefit (expense)	6,490	(45,077)	51,567	(114%)
Net loss	$(90,660)	$(89,167)	$(1,493)	2%

Net Sales. Net sales increased by $27.0 million for the three months ended September 30, 2025, compared to the same period in 2024. Net sales in the Fire Safety segment increased by $21.5 million, representing higher fire retardant sales of $9.1 million and higher fire suppressant sales of $12.4 million. Fire retardant sales increased $3.6 million in North America and increased $5.5 million in other geographies. In the United States, sales of fire retardant products rose despite a decline in total acres burned. This increase primarily reflected a more proactive initial attack strategy by U.S. agencies, and by continued successful implementation of the Company’s strategies on profitable new business. Fire suppressant strength was primarily driven by increased sales to governmental agencies. Net sales in the Specialty Products segment increased $5.5 million, including a $10.8 million increase in revenue due to recently acquired businesses, offset by a $5.3 million decrease in the base business due to unplanned downtime at our tolling facility in Sauget, Illinois, operated by Flexsys Chemical Company, that primarily serves our P2S5 customers in North America. The Company considers that revenue attributable to base business includes revenue from an acquired business that has been owned for a full four quarters after the date of acquisition.
Cost of Goods Sold. Cost of goods sold increased $9.1 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase in the Fire Safety segment of $1.5 million was primarily due to a $1.2 million increase in personnel related expenses. The $7.6 million increase in the Specialty Products segment was primarily due to $7.4 million from recently acquired businesses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $5.0 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to a $3.3 million increase in stock-based compensation expense.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the three months ended September 30, 2025 of $247.7 million was primarily due to an increase in the Company’s average price per share from

$13.62 as of June 30, 2025 to $21.89 as of September 30, 2025. The increase in the fair value of the Annual Advisory Amount for the three months ended September 30, 2024 of $184.2 million was primarily due to an increase in the average price per share from $7.75 as of June 30, 2024, to $12.85 as of September 30, 2024.
Income Tax Benefit (Expense). Income tax benefit was $6.5 million for the three months ended September 30, 2025, compared to income tax expense of $45.1 million in the same period in 2024. The change is primarily due to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Consolidated
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net sales	$550,112	$474,737	$75,375	16%
Cost of goods sold	221,354	199,546	21,808	11%
Gross profit	328,758	275,191	53,567	19%
Operating expenses
Selling, general and administrative expense	55,743	45,888	9,855	21%
Amortization expense	43,902	41,291	2,611	6%
Founders advisory fees - related party	263,954	253,097	10,857	4%
Other operating expense	925	—	925	—%
Total operating expenses	364,524	340,276	24,248	7%
Operating loss	(35,766)	(65,085)	29,319	(45%)
Other expense (income):
Interest expense, net	29,444	31,292	(1,848)	(6%)
Foreign currency (gain) loss	(3,249)	163	(3,412)	(2093%)
Other (income) expense, net	(142)	252	(394)	(156%)
Total other expense, net	26,053	31,707	(5,654)	(18%)
Loss before income taxes	(61,819)	(96,792)	34,973	(36%)
Income tax expense	(4,316)	(53,283)	48,967	(92%)
Net loss	$(66,135)	$(150,075)	$83,940	(56%)

Net Sales. Net sales increased by $75.4 million for the nine months ended September 30, 2025, compared to the same period in 2024. Net sales in the Fire Safety segment increased by $55.3 million, representing higher fire retardant sales of $45.6 million and higher fire suppressant sales of $9.7 million. Fire retardant sales increased $33.8 million in North America and increased $11.8 million in other geographies. In the United States, sales of fire retardant products rose despite a decline in total acres burned. This increase primarily reflected a more proactive initial attack strategy by U.S. agencies, and by continued successful implementation of the Company’s strategies on profitable new business. Fire suppressant sales increased $5.5 million in North America driven by increased sales to governmental agencies and increased $4.2 million in other geographies. Net sales in the Specialty Products segment increased $20.1 million, including a $27.7 million increase in revenue due to recently acquired businesses, offset by a $7.6 million decrease in the base business due to unplanned downtime at our tolling facility in Sauget, Illinois, operated by Flexsys Chemical Company, that primarily serves our P2S5 customers in North America. The Company considers that revenue attributable to base business includes revenue from an acquired business that has been owned for a full four quarters after the date of acquisition.
Cost of Goods Sold. Cost of goods sold increased $21.8 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase in the Fire Safety segment of $2.4 million was primarily due to a $3.6 million increase in personnel related expenses, offset by a $1.2 million decrease in material, manufacturing and freight costs. The $19.4 million increase in the Specialty Products segment was primarily due to $18.3 million from recently acquired businesses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $9.9 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to a $3.5 million increase in stock-based compensation expense and a $6.9 million increase in other personnel related expenses.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the nine months ended September 30, 2025 of $264.0 million was primarily due to an increase in the Company’s average price per share from $12.85 as of December 31, 2024 to $21.89 as of September 30, 2025. The increase in the fair value of the Annual Advisory Amount for the nine months ended September 30, 2024 of $253.1 million was primarily due to an increase in the average price per share from $4.51 as of December 31, 2023, to $12.85 as of September 30, 2024.
Foreign Currency (gain) loss. Foreign currency gain of $3.2 million for the nine months ended September 30, 2025 reflects weakening of the U.S. dollar, primarily against the Euro. Foreign currency loss of $0.2 million for the nine months ended September 30, 2024 reflects strengthening of the U.S. dollar, primarily against the Euro.
Income Tax Expense. Income tax expense was $4.3 million for the nine months ended September 30, 2025, compared to income tax expense of $53.3 million in the same period in 2024. The change is primarily due to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the annualized effective tax rate.
Business Segments
Segment Adjusted EBITDA is defined as (loss) income before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring, (ii) acquisition related costs, (iii) founder advisory fee expenses, (iv) stock-based compensation expense and (v) foreign currency loss (gain). We use Segment Adjusted EBITDA to evaluate operating performance by segment for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands) for the three and nine months ended September 30, 2025 compared to the same periods in 2024:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$273,384	$42,059	$315,443	$251,845	$36,572	$288,417
Segment Adjusted EBITDA	$177,210	$9,107	$186,317	$157,479	$12,897	$170,376
Segment Adjusted EBITDA for our Fire Safety segment increased by $19.7 million during the three months ended September 30, 2025 compared with the same period in 2024. The increase was primarily due to higher net sales, as described above.
Segment Adjusted EBITDA for our Specialty Products segment decreased by $3.8 million during the three months ended September 30, 2025 compared with the same period in 2024 due to the reasons described above.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$430,831	$119,281	$550,112	$375,538	$99,199	$474,737
Segment Adjusted EBITDA	$264,954	$30,784	$295,738	$212,877	$34,543	$247,420

Segment Adjusted EBITDA for our Fire Safety segment increased by $52.1 million during the nine months ended September 30, 2025 compared with the same period in 2024. The increase was primarily due to higher net sales, as described above.
Segment Adjusted EBITDA for our Specialty Products segment decreased by $3.8 million during the nine months ended September 30, 2025 compared with the same period in 2024 due to the reasons described above.

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

(Unaudited)	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Loss before income taxes	$(62,022)	$(35,128)	$(97,150)	$(27,398)	$(16,692)	$(44,090)
Depreciation and amortization	14,433	4,360	18,793	12,819	3,625	16,444
Interest and financing expense	5,956	3,914	9,870	9,848	206	10,054
Founders advisory fees - related party	213,008	34,676	247,684	158,391	25,785	184,176
Non-recurring expenses (1)	557	5	562	1,427	407	1,834
Acquisition costs	2	31	33	—	—	—
Stock-based compensation expense	5,234	1,285	6,519	2,297	1,015	3,312
Foreign currency loss (gain)	42	(36)	6	95	(1,449)	(1,354)
Segment Adjusted EBITDA	$177,210	$9,107	$186,317	$157,479	$12,897	$170,376
(1) For the three months ended September 30, 2025 $0.6 million was related to restructuring and other non-recurring costs.     For the three months ended September 30, 2024, $1.7 million was related to the Redomiciliation Transaction and other non-recurring Luxembourg related costs and $0.1 million was related to other non-recurring costs.

(Unaudited)	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Loss before income taxes	$(30,212)	$(31,607)	$(61,819)	$(81,432)	$(15,360)	$(96,792)
Depreciation and amortization	40,818	12,792	53,610	38,507	10,708	49,215
Interest and financing expense	18,090	11,354	29,444	29,860	1,432	31,292
Founders advisory fees - related party	227,000	36,954	263,954	217,663	35,434	253,097
Non-recurring expenses (1)	818	690	1,508	1,816	581	2,397
Acquisition costs	98	764	862	—	—	—
Stock-based compensation expense	8,817	2,611	11,428	5,813	2,235	8,048
Foreign currency (gain) loss	(475)	(2,774)	(3,249)	650	(487)	163
Segment Adjusted EBITDA	$264,954	$30,784	$295,738	$212,877	$34,543	$247,420
(1) For the nine months ended September 30, 2025 $0.4 million was related to the Redomiciliation Transaction and $1.1 million was related to restructuring and other non-recurring costs. For the nine months ended September 30, 2024, $2.2 million was related to the Redomiciliation Transaction and other non-recurring Luxembourg related costs and $0.2 million was related to other non-recurring costs.

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

We believe that our existing cash and cash equivalents of $340.6 million, net cash flows generated from operations and availability under the Revolving Credit Facility as of September 30, 2025 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of September 30, 2025, we expect our remaining fiscal year 2025 capital expenditure budget to cover both our maintenance and growth capital expenditures. We may also raise capital through other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
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

As of September 30, 2025, the Company did not have any outstanding borrowings under the Revolving Credit Facility and was in compliance with all covenants.
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
On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The Company expects to periodically re-establish the limit for Common Stock repurchases based on subsequent repurchase activity. The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $100.0 million as of September 30, 2025. During the three months ended September 30, 2025, the Company did not repurchase any shares under its Share Repurchase Plan. For the nine months ended September 30, 2025, the Company repurchased 3,774,675 shares under the Share Repurchase Plan. During the three and nine months ended September 30, 2024, the Company repurchased 399 and 2,988,291 shares, respectively. The repurchased shares are recorded at cost and are being held in treasury.
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
For 2024, the average price of the Company’s Common Stock was $12.85 per share. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $30.3 million, based on an average price of $12.85 per share of Common Stock (the “2024 Fixed Amount”). The EverArc Founder Entity was not entitled to receive the Variable Annual Advisory Amount for 2024, as the average price of $12.85 per share of Common Stock for 2024 was lower than the previous highest average price of $13.63 per Ordinary Share established in 2021. Per the Founder Advisory Agreement, the EverArc Founder Entity elected to receive approximately 78% of the 2024 Fixed Amount in Common Stock (1,837,304 shares of Common Stock) and approximately 22% of the 2024 Fixed Amount in cash ($6.7 million). On February 18, 2025, the Company issued 1,837,304 shares of Common Stock and paid $6.7 million in cash in satisfaction of the 2024 Fixed Amount.
For additional information about the Founder Advisory Agreement, refer to Note 11, “Stock-Based Compensation,” Note 12 “Fair Value Measurements” and Note 13, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$219,549	$194,375
Investing activities	(59,825)	(3,688)
Financing activities	(21,582)	(14,964)
Effect of foreign currency on cash and cash equivalents	4,049	54
Net change in cash and cash equivalents	$142,191	$175,777
Operating Activities

Net cash provided by operating activities was $219.5 million and $194.4 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the primary components of operating cash flows were net loss of $66.1 million, non-cash charges of $279.2 million and net operating asset reductions of $6.4 million. For the nine months ended September 30, 2024, the primary components of operating cash flows were a net loss of $150.1 million, non-cash charges of $321.7 million and net operating asset reductions of $22.8 million.
Investing Activities

Net cash used in investing activities was $59.8 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we purchased property and equipment of $22.6 million, purchased intangible assets of $15.2 million, and purchased businesses for $22.0 million. Net cash used in investing activities was $3.7 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company purchased property and equipment of $9.1 million offset by proceeds from short-term investments of $5.4 million upon settlement of a Euro denominated certificate of deposit.
Financing Activities

Net cash used in financing activities was $21.6 million and $14.9 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we repurchased shares of outstanding Common Stock for $40.4 million and made $0.7 million in principal payments on finance lease obligations offset by proceeds received from exercises of options of $19.5 million. During the nine months ended September 30, 2024, we repurchased outstanding Ordinary Shares for $14.4 million and made $0.5 million in principal payments on finance lease obligations.
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
Foreign Currency Risk
Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in a location’s functional currency, foreign plant operations, intercompany indebtedness, intercompany investments and include exposures to the Euro, Canadian dollar, Norwegian krone and Australian dollar. Transactions that are paid in a foreign currency are remeasured into U.S. dollars and recorded in the condensed consolidated financial statements at prevailing currency exchange rates. A reduction in the value of the U.S. dollar against currencies of other countries could result in the use of additional cash to settle operating, administrative and tax liabilities.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under the Revolving Credit Facility is based on Term SOFR plus or base rate plus an applicable margin. At September 30, 2025, we had no borrowings outstanding under the Revolving Credit Facility.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at September 30, 2025, the Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Below is a summary of Common Stock repurchases for the quarter ended September 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2025 - July 31, 2025	—	$—	—	$78.3
August 1, 2025 - August 31, 2025	—	$—	—	$100.0
September 1, 2025 - September 30, 2025	—	$—	—	$100.0
Total	—		—

(1) On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information
10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Updated Disclosure Regarding Director Terms

In our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, we referenced the election of Messrs. Khouri and Raj as directors in June 2021, which occurred under Luxembourg law before the Redomiciliation Transaction, with terms expiring at the 2027 Annual Meeting of Stockholders, or until their respective successors are elected and qualified. On that basis, Messrs. Khouri and Raj were not nominated for election at the 2025 Annual Meeting of Stockholders. However, following the Redomiciliation Transaction, under Delaware law and our current certificate of incorporation, Messrs. Khouri and Raj must be nominated for election annually and, therefore will be nominated for election at the 2026 Annual Meeting of Stockholders and annually thereafter. Although we understand that, in the absence of the election of successors, Messrs. Khouri and Raj would currently remain directors of the Company, the Board has eliminated any uncertainty by adopting resolutions confirming Messrs. Khouri and Raj and appointing them to vacancies if they did not remain on the Board, as applicable.

Notice of Ratification of Corporate Acts

On October 29, 2025, the Board of Directors of the Company approved the ratification (the “Ratification”) under Section 204 of the General Corporation Law of the State of Delaware (“DGCL”) of the election of the initial board of directors of the Company (the “Initial Board”), which was contemplated in connection with the organization of the Company after the domestication and incorporation of the Company as a Delaware corporation pursuant to Section 108 of the DGCL. A copy of the resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the DGCL (the “Ratification Resolutions”) is attached hereto and incorporated herein as Exhibit 99.1.

Any claim that the “defective corporate acts” or “putative stock” (as such terms are defined in subsection (h) of Section 204) ratified pursuant to the Ratification Resolutions are void or voidable due to the failures of authorization set forth in the Ratification Resolutions or that the Court of Chancery of the State of Delaware should declare in its discretion that such ratifications in accordance with Section 204 not be effective or be effective only on certain conditions must be brought within 120 days from the later of the “validation effective time” (as such term is defined in subsection (h) of Section 204) or the time at which this notice is given.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Statutory Notice Pursuant to Section 204 of the Delaware General Corporation Law.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perimeter Solutions, Inc.

Date: October 30, 2025	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Duly Authorized Officer)

Date: October 30, 2025	By:	/s/ Kyle Sable
Kyle Sable
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)