Form 10-K
period 2025-12-31
Perimeter Solutions, Inc.
filed 2026-02-26
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant, computed by reference to the closing sale price of the Common Stock on the New York Stock Exchange as of June 30, 2025 the last business day of the registrant’s most recently completed second fiscal quarter, was $1,854,719,564.
As of February 20, 2026, there were 149,440,060 shares of Common Stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
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
•our expectations regarding the inclusion of MMT (as defined below) within our Specialty Products Segment;
•our plans to maintain our industry leadership through continued investments in innovation, and development and product certifications;
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
•our expectations and beliefs regarding free cash flow generation, leverage, our capital allocation priorities such as reinvestment, future acquisitions and stock repurchase activity;
•our intention to pursue intellectual property protection on product and equipment enhancements; and
•the expected outcome of litigation matters and the effect of such claims on business, financial condition, results of operations or cash flows.
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
•our substantial dependence on sales to the U.S. Department of Agriculture (“USDA”) Forest Service, the U.S. Bureau of Land Management and the State of California and the risk of decreased sales to these customers;
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
•our intent to pursue acquisitions, which may adversely affect our business if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations;
•expansion into new markets and geographies may expose us to new and different risks.
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
Risks Related to Operating as a Public Company and Our Corporate Structure
•EverArc Founders (as defined below) may have interests that are different than the interests of our stockholders;
•payment of fees in cash pursuant to the advisory agreement entered into by EverArc (as defined below) on December 12, 2019 ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity") which is owned and operated by William N. Thorndike, Jr., W. Nicholas Howley, Tracy Britt Cool, Vivek Raj and Haitham Khouri (collectively, the "EverArc Founders") could reduce cash available for investment, working capital and distribution to stockholders;
•stockholders will experience dilution as a consequence of the issuance of our Common Stock (as defined below) as payment for fees under the annual Founder Advisory Agreement;
•if we terminate the Founder Advisory Agreement under certain circumstances, we have to pay a significant termination fee;
•our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls;

•anti-takeover provisions in our Certificate of Incorporation and Bylaws (collectively, the “Organizational Documents”) could make an acquisition of us more difficult and limit attempts by our stockholders to replace or remove our current management;
•Our Organizational Documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors or officers.
General Risks
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

PART I
Item 1. Business.
Overview

We are a leading provider of industrial products and services that support critical and complex customer missions across a range of niche applications. Our current operations span firefighting products, lubricant additives, electronic components and, following the acquisition of Medical Manufacturing Technologies, LLC (“MMT”) in January 2026, highly engineered machinery for the medical device industry. We develop products that address complex customer challenges where there is little margin for error. Our offerings are typically a small part of a much broader solution that serves a growing end market. Our goal is to meet customer needs better than any alternative in every market we serve.

We aim to maximize our organic reinvestment into our business to best serve our customers and to support the rigorous application of our Operational Value Drivers: seeking out profitable new business, structurally improving operational productivity, and sharing in value creation through value-based pricing. These Operational Value Drivers are overseen by general managers that operate in our decentralized operating structure. These managers have full operational autonomy paired with accountability to deliver results for customers and stockholders, with strong alignment between compensation and results.

We believe our Operational Value Drivers maximize our free cash flow. We then seek to maximize long-term per share equity value through a clear focus on the allocation of our capital as well as the management of our capital structure. We expect the combination of free cash flow and incremental borrowing capacity generates substantial capital available to allocate. We believe our capital allocation strategy, which prioritizes first high-return organic reinvestment opportunities, followed by opportunistic share repurchases, and finally the acquisition of new businesses, is a critical factor in achieving Perimeter’s dual purposes: serving our customers well while delivering private-equity-like stockholder returns.

We conduct our operations globally, with approximately 76% of our annual revenues derived in the United States, approximately 10% in Europe and approximately 7% in Canada, with the remaining approximately 7% spread across various other countries.

Our long‑term vision is to build a diversified portfolio of high-quality industrial businesses via re-investment in organic growth and further acquisitions. Whether built organically or acquired, we intend to apply our strategy centered on decentralized management, our Operational Value Drivers, and thoughtful capital allocation to ensure we serve our customers well while delivering on our returns promise to stockholders.
Segments
Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
Fire Safety Segment

The Fire Safety Segment includes the manufacture and sale of fire retardants and fire suppressants, together with related equipment and services, used in wildfire, industrial and structural firefighting operations.

Our fire retardants help slow, stop and prevent wildfires by chemically altering fuels (e.g., vegetation) and rendering them non-flammable. Fire retardant is typically applied ahead of an active wildland fire to stop or slow its spread, in order to allow ground-based firefighters to safely extinguish the fire. Retardants can be applied aerially via fixed or rotor wing aircraft, or by ground using standard fire engines, specialized rail cars, or our dedicated ground-applied retardant units. All of our products have a high level of retardant effectiveness, with specific stock keeping units or SKUs, differing in visibility, viscosity, adherence to vegetation, and persistence through weathering.

Our fire retardant customers are typically government agencies with responsibility for protecting both government and private land, although we also serve a diverse range of commercial customers. We supply federal, state, provincial, local/municipal, and commercial customers around the world. We are a leading supplier of fire retardants listed on the USDA Forest Service Qualified Products List, which is a leading global benchmark for ensuring fire retardant is effective, safe and environmentally friendly.

We also offer a broad range of equipment and services to support fire retardant operations. Our equipment and services are typically purchased and used in conjunction with our fire retardants and are often priced together as a single bundled offering. Custom equipment includes specialized airbase retardant storage, mixing, and delivery equipment; mobile retardant bases; and retardant ground application units. We also have the capability to design and manufacture custom equipment that operates at high throughput and reliability levels, including equipment used to support emergency airtanker base and ground crew operations. Custom services include design, construction, and installation of specialized air base retardant equipment, management and staffing of air base retardant operations, and management of air base supply and replenishment services. We have a broad service capability footprint, with full-service operations at approximately 60 United States and Canadian air bases, and equipment at over 100 bases globally.

Our fire suppressants primarily consist of Class B firefighting foams, which are used to suppress flammable and combustible liquid fires. Class B foams form a rapid, stable blanket that prevents ignition and are used primarily by industrial customers with significant hydrocarbon exposure, including petrochemical facilities, airports, military installations, and other industrial sites. We also produce Class A, Class A/B, and training foams, which serve structural/wildland, municipal, and training applications, respectively.

We complement our fire suppressants with custom equipment and operational services, including foam delivery systems, mixing and proportioning equipment, and installation and support services that enhance customer readiness.
Specialty Products Segment

Our Specialty Products Segment develops, produces and markets products for non-fire safety markets. The Specialty Products Segment includes Phosphorus Derivatives, Inc., which produces Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies. The Specialty Products segment also includes Intelligent Manufacturing Solutions (“IMS”), which is a manufacturer of electronic or electro-mechanical components of larger solutions. IMS has a flexible, vertically integrated production facility that allows it to acquire and produce a variety of product lines across a range of end markets, including communications infrastructure, energy infrastructure, defense systems, and industrial systems, with a substantial focus on aftermarket repair and replacement.

We completed the acquisition of MMT in January 2026, and we expect that MMT will be part of our Specialty Products Segment. MMT provides highly engineered machinery and associated aftermarket consumables, parts, and services to support the production of complex medical devices as well as select highly engineered industrial and aerospace and defense use cases. MMT’s capabilities include original equipment manufacturing, including application-specific equipment and automation solutions for medical devices such as complex catheters, guidewires and microcoils, as well as aftermarket parts, services, and consumables. MMT’s full solution suite encompasses both original machinery and recurring aftermarket parts, services, and consumables. MMT has a global footprint of manufacturing locations serving approximately 50 countries.
Industry and Demand Trends
Fire Safety Segment

The effective prevention, mitigation, and suppression of fires, including wildland, structural, and other types of fires, protects lives, homes and critical infrastructure while reducing harmful air quality levels caused by wildfire smoke and the release of CO₂ emissions into the environment. Fire Safety products are mission critical and held to the highest quality standards given the extreme cost of failure.

Key trends in the Fire Safety industry include:

•Higher acres burned and longer fire seasons: The USDA Forest Service data of the last 40 years shows that the acreage burned in the United States has increased over time. The ten-year trailing average of acres burned in the United States has increased from a ten-year trailing average of 3.3 million acres burned in 1997, to a ten-year trailing average of 7.0 million acres burned in 2025. The U.S. fire season is also lengthening on a consistent basis. According to a 2024 report published by U.S. Department of Agriculture, the U.S. fire season is on average 78 days longer than it was in the 1970s. If acreage burned continues to increase and the fire season continues to lengthen, we expect the demand and usage of fire retardant to increase. In addition, proactive initial attack strategies by government agencies can drive earlier and more consistent use of fire retardant throughout the fire season.

•Increasing wildland urban interfaces: Urban development is pushing farther out of cities and into the wilderness for both primary and secondary residences. As of 2020, the Wildland-Urban Interface (“WUI”) now includes 32% of all homes in the United States although it occupies 9.4% of the land area in the United States. According to Proceedings of the National Academy of Sciences of the United States of America, when homes are built in the

WUI, we expect that there will be more wildfires due to human ignitions, and wildfires that occur will pose a greater risk to lives and homes. As the WUI expands and the number of homes at risk from wildland fires increases, we expect the use of retardant to protect property and life from threatening wildfires to increase.

•Increasing firefighting aircraft capacity and usage: The size and capacity of the firefighting aircraft fleet is a key driver of the amount of fire retardant consumed annually because demand for retardant typically outpaces available aircraft capacity, as evidenced by data regarding the inability to fill aerial firefighting requests published by the National Interagency Fire Center. Since 2010, U.S. aircraft capacity increased significantly and is expected to further increase. Increasing air tanker capacity and modernization is a global trend, with more, larger, and more sophisticated tankers being used in various parts of the world.

•Move toward Fluorine Free Firefighting Foams: There is an accelerating transition in the fire suppression market towards products that do not contain intentionally added Per- and polyfluoroalkyl (“PFAS”) substances. We expect Fluorine-Free Foams (“FFF”) to account for a growing percentage of the firefighting foam market over the next several years. We believe that we are a leader in the FFF market.
Specialty Products Segment
P2S5 is primarily used in the preparation of lubricant additives. The consumption of lubricant additives is driven by the social and economic trends globally of increased vehicle production and miles driven. The number of global miles driven has generally increased over time resulting in more engine wear and tear and increased demand for motor oil. Secondary markets for P2S5 include agricultural applications in the production of intermediates for pesticides and insecticides, flotation chemistry in the mining industry, for certain battery technologies, and for hydraulic and cutting fluids. IMS demand is primarily driven by recurring aftermarket repair and replacement needs for installed systems across its end markets.
Comprehensive Product Offering
We are a full-service turnkey supplier to many of our key customers. In the Fire Safety segment, in addition to providing fire retardant, we also design, manufacture, install, maintain, and operate specialized air base equipment including storage, mixing and loading equipment, as well as the air base management and training services necessary for land and aerial wildland firefighting. Our supply chain network also provides a critical service to our customers – we are able to deliver retardant within hours to over 150 air tanker bases in North America, often in emergency situations as our customers are fighting active and threatening wildfires. In the Specialty Products Segment, our competitive advantages include our long-standing record of reliability and customer support, our global supply capability for critical, high quality raw materials, our ownership of intellectual property necessary to produce proprietary components, our technology leadership in manufacturing technologies, and our technical expertise to handle and transport varied products and manage complex logistics.
Value-Based and Dynamic Pricing Model Protects Attractive Margins
We believe that our comprehensive and closely intertwined product, equipment, and service offerings provides tremendous value to our customers and serves as an important differentiator. Furthermore, we structure tiered pricing, availability pricing and annual pricing escalators with key customers, allowing the business to cover a portion of certain fixed costs in lower-volume years and protect margins over time.
Manufacturing Capabilities
Fire Safety
Our primary fire retardant production facilities are located in McClellan Park and Rancho Cucamonga, California. The McClellan Park location was opened in 2025 and serves as a major hub for production and distribution, supporting our ability to deliver fire retardant to airbases in North America within hours. Additionally, we have fire retardant production capability at two Canadian plants: one in Kamloops, British Columbia and the other in Sturgeon County, Alberta. Our production facility in Aix-En-Provence, France, provides fire retardant to our customers across Europe and the Middle East, while our New South Wales, Australia, facility serves our customers in Australia and the broader Asia-Pacific region. We also utilize third party manufacturing locations in Moreland, Idaho and in Pasco, Washington. These facilities are located in close proximity to major USDA Forest Service air bases in the Northwest. We utilize other tolling and warehouse facilities in strategic locations throughout North America to facilitate rapid shipment of products to our customers.

We produce firefighting foam products in Green Bay, Wisconsin and Mieres, Spain. Both facilities have significant research and development capabilities and live fire testing capabilities. We have equipment manufacturing capabilities at our Post Falls, Idaho facility as well as at our tolling facility in Port Arthur, Texas.
Specialty Products
As of December 31, 2025, we had three key Specialty Products production facilities. One is a tolling facility in Sauget, Illinois, operated by Flexsys Chemical Company, that primarily serves our P2S5 customers in North America. The second facility, operated by Perimeter, is located in Knapsack Chemical Park in Hurth, Germany, and serves our P2S5 customers outside of North America. The third facility, also Perimeter-operated, is located in Londonderry, New Hampshire and manufactures electronic or electro-mechanical components of larger solutions. With the acquisition of MMT in January 2026, we added an additional 14 manufacturing locations which serve customers in approximately 50 countries.
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

As of December 31, 2025, our intellectual property portfolio consisted of the following:

•for the Fire Safety Segment, 38 owned U.S. patents, of which we expect 2 to expire in 5 years or less and 36 to expire in more than 5 years, and 49 owned foreign counterpart patents in certain foreign jurisdictions, of which we expect 25 to expire in 5 years or less and 24 to expire in more than 5 years, and

•for the Specialty Products Segment, 5 owned U.S. patents and 5 owned foreign counterpart patents, which we expect to expire in 10 or more years.
With the acquisition of MMT in January 2026, we added an additional 11 owned U.S. patents, of which we expect 3 to expire in 5 years or less and 8 to expire in more than 5 years, and 7 owned foreign counterpart patents, which we expect to expire in 10 or more years.

Our patent portfolio covers approximately 19 countries and supports technologies and products across our businesses. Substantially all of our patents and trademarks are registered or pending approval with the U.S. Patent and Trademark Office and in select international offices.
Sales and Marketing
Consistent with our overall strategy, our sales and marketing efforts aim to continually develop technical solutions that meet customer needs. We have structured our sales efforts in accordance with our business units, which, in turn, align around our key product offerings and geographies. Each business unit has a business unit manager who is responsible for achieving targeted financial and operational results, including the business unit’s sales and marketing efforts.
Customers
Our customers vary by solution, with minimal overlap between the customer bases for each business.
Fire Safety
Fire retardant customers are largely government agencies, with responsibility for protecting both government and private land. We supply federal, state, provincial, local/municipal, and commercial customers around the world. We work diligently to build relationships with our customers and stakeholders, and we develop and enhance products and solutions in a highly collaborative manner with our key customers and stakeholders. We provide our retardants in various colors, forms (i.e., liquid or powder concentrates) and for various delivery methods (i.e., fixed wing aircraft, rotor wing aircraft, ground applied, etc.). We expect the demand for our retardant products, equipment, and services to grow, and we expect to continue to foster responsive and collaborative relationships with existing and potential customers and stakeholders.

Our Class B foam customers primarily consist of industrial, aviation, and military customers which store and utilize flammable liquids on-site. Our Class A foam customers primarily consist of local fire departments and state wildland agencies, which utilize our products for wildland and structural firefighting. Our customers in the market for Class A/B foam primarily consist of municipal fire departments. We utilize a traditional sales force in marketing these products and seek to build lasting relationships with our customers.
Specialty Products
Our Specialty Products Segment serves several key global customers in the lubricant additives, agricultural, mineral extraction, emerging electric battery technologies, communications infrastructure, energy infrastructure, defense systems, industrial systems and other various markets, and with the acquisition of MMT, the medical device industry. Our focus is on maintaining our existing customers, expanding their utilization of our products and services, growing our business in the emerging technologies markets and growth through business acquisitions.
Significant Customers
For fiscal year 2025, our two largest customers, the USDA Forest Service and the U.S. Bureau of Land Management accounted for 32% and 11%, respectively, of our consolidated revenues. No other customer individually represented more than 10% of our 2025 consolidated revenues. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. As a supplier and service provider to the U.S. government, we are subject to certain heightened risks, such as those associated with the government’s rights to audit and conduct investigations and with its rights to terminate contracts for convenience or default. The loss of these customers would likely have a material adverse impact on our business, results of operations and cash flows. In September 2025, we entered into a five-year agreement covering products and services provided to the USDA Forest Service and the U.S. Bureau of Land Management by our Fire Safety Segment.
Competition
Fire Safety
The fire retardant business is characterized by its highly specialized nature, its high cost-of-failure, and the integrated nature of the offering across products, specialized equipment, and services. As a result, development and testing of products, and the approval and licensing of such products, is typically a complex and lengthy process. Our retardant products compete with similar solutions, including gels, foams, and water, in addition to numerous global and domestic retardant competitors. We plan to maintain our industry leadership position through continued investments in innovation and research and development focused on improving, enhancing and customizing our fire retardant products and services on behalf of our customers.
The market for our firefighting foam products is highly fragmented, and subject to intense competition from various manufacturers launching their own competing products. We compete with a variety of firms that offer similar products and services. We compete for clients based on the quality of our products, the regulatory approvals and listings of our products, the quality and breadth of the equipment and services we offer in conjunction with our products, the regulatory approvals and listings of our products, the quality and knowledge base of our employees, the geographic reach of our products and services, and pricing of our product. We believe that we offer our customers an attractive value proposition based on these competitive factors, which allows us to compete effectively in the marketplace. Certain of our foam products have received U.S. Department of Defense military specification (“MIL-SPEC”) qualifications, which we believe provide a competitive advantage in military and airport emergency response applications.
Specialty Products
Our Specialty Products Segment is primarily focused on the North American and European markets, with a smaller focus in Asia and South America. In each of North America and Europe, we have one primary, local competitor for P2S5, as well as competition from imported Asian sources. Competitive factors for our P2S5 business include the quality of our products, our reliability and consistency as a supplier, our ability to innovate and be highly responsive to our customers’ needs, and the pricing of our products. IMS and MMT produce highly specialized machinery, parts, and components that are integrated into customers’ broader systems and workflows. Competitive factors include product quality, reliability, consistency of supply, responsiveness to customer needs, delivery times, service support, pricing and adherence to required specifications, which are often heavily regulated and often critical to customers’ continuity of operations.
Seasonality
Sales in our Fire Safety segment, of which approximately 87% are in North America, are subject to seasonal variation due to the length and the severity of the fire season, which in North America typically extends from April through September, as well as the availability of air tanker capacity. Consequently, we record a significant portion of our sales in the second and third quarters of our fiscal year.
Regulatory and Environmental, Health and Safety
We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. We maintain Environmental, Health and Safety Systems ("EHS") policies and management systems designed to support compliance with applicable requirements, including procedures for monitoring and training. Safety is an important part of our operating model, and we maintain programs designed to identify and manage process safety and other workplace hazards, including facility procedures and employee training.

For MMT, while it does not manufacture finished medical devices or engage in activities subject to FDA establishment registration or device listing requirements, its customers are regulated medical device manufacturers. These customers may require MMT to comply with certain quality management and manufacturing standards, such as FDA and ISO quality system regulations, to support their own regulatory compliance.
Human Capital Management
Employees
As of December 31, 2025, we had 356 full-time employees and 15 temporary, seasonal or part-time employees worldwide. Other than 25 employees in Europe represented by a works council, none of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be satisfactory. With the acquisition of MMT in January 2026, we added an additional 356 full-time employees and 9 temporary, seasonal or part-time employees.
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
Our equity compensation plans are designed to assist in attracting, retaining, motivating and rewarding key employees and directors, and promote the creation of long-term value for our stockholders by closely aligning the interests of these individuals with those of our stockholders. Equity compensation, and specifically performance-based stock options, is a significant component of our equity-based compensation strategy and value-based culture.

Non-Discrimination
We do not tolerate discrimination and are committed to high ethical standards and equal employment opportunities in all personnel actions without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status.

Redomiciliation Transaction

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

Upon consummation of the Redomiciliation Transaction, each of Perimeter Luxembourg’s (i) ordinary shares, with a nominal value of $1.00 per share (the “Lux Ordinary Shares”) and (ii) redeemable preferred shares, with a nominal value of $10.00 each (the “Lux Preferred Shares”), automatically converted by operation of law on a one-for-one basis into (i) shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), and (ii) shares of preferred stock of the Company, par value $0.0001 per share (the “Preferred Stock”), respectively, in accordance with the terms of the Certificate of Incorporation of the Company (the “Certificate of Incorporation”).

Our Common Stock continues to be listed for trading under symbol “PRM” on the New York Stock Exchange (the “NYSE”), which is the same trading symbol as the Lux Ordinary Shares traded under prior to the Redomiciliation Transaction. As a result of the Redomiciliation Transaction, the Company became the successor issuer to Perimeter Luxembourg pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon consummation of the Redomiciliation Transaction, the CUSIP number relating to the Company’s Common Stock was changed to 71385M107.
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
Our end markets experience constantly changing demand depending on a number of factors that are out of our control. In our fire retardant business, demand is dependent on the occurrence of fires, which are seasonal and dependent on environmental and other factors. Changes in the geographic location, occurrence, severity and duration of fires may change demand for our fire retardant products. Seasonality in the fire retardant end market could periodically result in higher or lower levels of revenue and revenue concentration with a single or small number of customers. If we experience a low fire season, the WUI does not continue to expand or if FFF do not continue to account for a growing percentage of the firefighting foam market in the coming years as we expect, this could materially and adversely affect our business. In our specialty products segment, we supply P2S5 which is primarily used in the lubricant additives market to produce a critical compound in lubricating oils. As more electric vehicles emerge on the automobile market, use of the internal combustion engine may decline, thereby lessening demand for some of our specialty products. In our newly acquired medical manufacturing business (the “MMT Business”), demand for our machinery, parts, and consumables may be impacted by end user demand for medical procedures involving catheters and guidewires, new medical device launch cadence by our customers, and for engineered machinery, capital investment plans by medical device manufacturers. Our inability to offset the volatility of these end markets through diversification into other markets, could materially and adversely affect our business, financial condition and results of operations.
A small number of customers represent a significant portion of our revenue, and a loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.
In our fire safety segment, a small number of customers represent a significant portion of our revenue. A certain number of contracts with these customers are on an on-demand, as-needed basis, and there are no guaranteed minimums included in such contracts. In other cases, manufacturing disruptions at customer sites can significantly decrease customer demand. Because of the concentrated nature of our customer base and contract terms applicable to such customers, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. In addition, any cancellation of orders or any acceleration or delay in anticipated product purchases by our larger customers could materially affect our revenue and results of operations in any quarterly period. We may be unable to sustain or increase our revenue from our larger customers or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our business, financial condition and results of operations. In addition, certain customers, including some of our larger customers, have negotiated, or may in the future negotiate, volume-based discounts or other more favorable terms from us, which can and have had a negative effect on our gross margins or revenue. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns.

We are dependent on sales to the USDA Forest Service, the U.S. Bureau of Land Management and the state of California, which account for a substantial portion of our revenue related to our Fire Safety segment.

Sales to the USDA Forest Service, the U.S. Bureau of Land Management and the state of California represent a substantial portion of our revenues, and this concentration of our sales makes us substantially dependent on those customers. This customer concentration makes us subject to the risk of nonpayment, nonperformance, re-negotiation of terms or non-renewal by these major customers under our commercial agreements. If the USDA Forest Service, the U.S. Bureau of Land Management and/or the state of California reduce their spend on our fire retardant products, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, financial condition and results of operations would be materially harmed.
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
We derive a portion of our revenues from customers located in foreign countries. The amount of our foreign sales may increase in the future. The additional risks of foreign sales include: potential adverse fluctuations in foreign currency exchange rates and currency hyperinflation; higher credit risks; restrictive trade policies of the U.S. or foreign governments; compliance risk related to local rules and regulations; and political and economic instability in foreign markets. Some or all of these risks may negatively impact our business, financial condition and results of operations.

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

Manufacturing of our specialty products, including products manufactured by our MMT Business, and fire retardant products is concentrated at certain facilities. In the event of a significant manufacturing difficulty, disruption or delay, we may not be able to develop alternate or secondary manufacturing locations without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our facilities are impacted by a natural disaster or other interruption at a particular location. Transferring manufacturing to another location may result in significant delays in the availability of our products. As a result, protracted regional crises, or issues with manufacturing facilities could lead to eventual shortages of necessary components. It could be difficult or impossible, costly and time consuming to obtain alternative sources for these components, or to change products to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.
Our profitability is also sensitive to changes in product prices caused by changes in supply, transportation and storage capacity or other market conditions. Market, weather or other conditions beyond our control may disrupt our expected supply of product, and we may be required to obtain supply at increased prices that cannot be passed through to our customers.

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
We rely on third-party logistics suppliers for the distribution, storage and transportation of raw materials, operating supplies and products. Delays or disruptions in the supply chain may adversely impact our ability to manufacture and distribute products. Any failure to properly store our products may similarly impact our manufacturing and distribution capabilities, impacting business financials. If we were to lose a supplier it could result in interruption of product shipments, cancellation of orders by customers and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on our revenues and, consequently, our business, financial condition and results of operations.
In addition, actions by a third-party logistics supplier that fail to comply with contract terms or applicable laws and regulations could result in such third-party logistics supplier exposing us to claims for damages, financial penalties and reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations.
Raw materials necessary for the production of our products with limited sources of supply are susceptible to cost increases, supply disruptions, and supply changes, any of which could disrupt our operations.

A substantial amount of the raw materials used to manufacture our fire safety products and specialty products are sourced from third-party suppliers, some of which are derived from limited or sole sources of supply. We are therefore subject to the risk of shortages, long lead times in the supply of these raw materials, our suppliers discontinuing or modifying the raw materials used in our products. We have a global supply chain, and geopolitical conflicts may cause delays in the global supply chain, decreased shipping capacity, price fluctuations and a reduction in overall shipping resources, resulting in longer lead times for key raw materials to be transported to our facilities. In addition, the lead times associated with certain raw materials are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a raw materials shortage, supply interruption or material pricing change from suppliers of these raw materials, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these raw materials is time-consuming, difficult, and costly as they require extensive qualifications and testing, and we may not be able to source these raw materials on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these raw materials, or the inability to obtain these raw materials from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and could cause delays in shipment of our products and adversely affect our business, financial condition and results of operations.
In addition, increased raw materials costs, labor costs and costs of services could result in lower gross margins. Even where we are able to pass increased raw materials costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these raw materials in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products. These risks are further exacerbated by increases in inflation, along with geopolitical events and global supply chain disruptions, which have caused, and may in the future cause, global economic uncertainty, which may make it more difficult or costly to obtain raw materials, labor and services on terms acceptable to us.
The industries in which we operate and in which we intend to operate in the future may be subject to change and failure to continuously innovate coupled with increased competition or the introduction of lower-cost, higher-performance or more environmentally preferred products could reduce demand for our products and adversely affect our ability to attract and retain customers.
The industries in which we operate are, and those we intend to operate in the future may be, subject to change, including through shifts in customer demands, regulatory requirements, industry standards and practices, technological developments and through the emergence of new competitors and substitute products. Our success depends, in part, on our ability to respond to these changes in a cost-effective and timely manner by continuously innovating and developing products that achieve market acceptance.
This requires us to anticipate the emergence of new technologies, assess their market acceptance and invest significant resources in research and development to keep our products competitive. However, research and development activities are inherently uncertain, and we may encounter difficulties or delays in commercializing new or improved products, incur excessive research and development costs or fail to develop products that are commercially successful. If we are unable to keep pace with technological developments or market trends, or if new technologies, industry standards or regulatory requirements render our products less attractive or obsolete, we may be unable to attract new customers or retain existing customers.
Competitors may also introduce new products, including fire retardants based on different chemistry or raw materials that are lower in cost, have enhanced performance characteristics or are considered preferable for environmental or other reasons. If such products reduce or replace demand for our products in significant volumes, our business, financial condition and results of operations could be materially and adversely affected.
In addition, select markets for some of our niche products and services, may attract additional competitors. We cannot provide any assurances that we will have the financial resources to fund capital improvements to more effectively compete with such competitors or that even if financial resources are available to us, that projected operating results will justify such expenditures. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets.

Failure to protect our intellectual property could harm our competitive position and business.

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
Furthermore, in some of the countries in which we operate, the laws protecting patent holders are significantly weaker than in the United States, countries in the European Union (the “EU”) and certain other countries. Weaker protection may assist competing manufacturers in becoming more competitive in markets in which they might not have otherwise been able to introduce competing products for a number of years. As a result, we tend to rely more heavily upon trade secret and know-how protection in these regions, as applicable, rather than patents and this may adversely impact our sales, business, financial condition and results of operations.
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
Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. Claims and proceedings to protect our intellectual property can also distract and divert management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following: (i) cease selling products that contain asserted intellectual property; (ii) pay substantial damages for past use of the asserted intellectual property; (iii) obtain a license from the holder of the asserted intellectual property, which may not be available on reasonable terms; and (iv) redesign or rename, in the case of trademark claims, our products to avoid infringing the rights of third parties. Such requirements could adversely affect our revenue, increase costs, and harm our business, financial condition and results of operations.
Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our indebtedness.

Our substantial indebtedness could have significant effects on our operations, including requiring us to dedicate a substantial portion of our cash flow to debt payments and thereby reducing funds available for working capital, capital expenditures, dividends, research and development, and other general corporate purposes. It may also increase our interest expense, particularly with respect to any borrowings under our revolving credit facility which are subject to variable rates, and limit our ability to refinance existing indebtedness or result in higher interest costs if rates rise. In addition, our debt level could negatively affect our credit ratings, increase our vulnerability to adverse economic and industry conditions, and limit our flexibility to respond to changes in our business or industry. Our substantial indebtedness may also restrict our ability to pursue strategic acquisitions, invest in and introduce new technologies, or capitalize on business opportunities, and could place us at a competitive disadvantage compared to our competitors with less indebtedness.
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
Subject to the restrictions in the agreements that govern our amended and restated revolving credit facility, we may incur substantial additional indebtedness (including secured indebtedness) in the future. These restrictions are subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Any material increase in our level of indebtedness may have several important effects on our future operations, including, without limitation: (i) requiring additional cash to support interest payments on our outstanding indebtedness; (ii) increasing our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and (iii) depending on the levels of our outstanding indebtedness, limiting our ability to obtain additional financing for working capital, capital expenditures and general corporate purposes.

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

If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in margin dilution and may result in additional debt, contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

For example, on January 22, 2026, we consummated the MMT Acquisition and expect that the MMT Acquisition will result in various benefits, including strategic diversification into medical manufacturing, access to new original equipment manufacturer customer relationships, recurring aftermarket revenue streams, new opportunities for disciplined tuck‑in acquisitions and the application of our operating model to drive margin improvement and cash generation. Achieving the anticipated benefits of the MMT Acquisition is subject to a number of uncertainties, including whether our assets and businesses and the assets and businesses of MMT can be integrated in an efficient and effective manner. The optimization of our operations following the MMT Acquisition will be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period.

Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses depends on, among other things, our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service, attract customers and develop new products and services or attend to other acquisition opportunities. There can be no assurances that we will realize the potential operating efficiencies, synergies and other benefits from the businesses that we acquire, including from the MMT Acquisition.

Our attempt to expand our business into new markets and geographies through the MMT Acquisition may not be successful and exposes us to new and different risks.

We opportunistically seek to grow our business through, among other things, expanding into new industries and geographies with diverse product offerings. Our acquisition of MMT represents a significant expansion of our business into the medical manufacturing industry, where we have limited experience and which operates under different business models, customer and regulatory requirements, and operational processes than our traditional fire safety and specialty products businesses. Our efforts to integrate MMT and expand our offerings into the medical manufacturing market may not succeed due to our lack of experience with that industry and expose us to new and different risks than those presented in our traditional fire safety and specialty products businesses, which could have a material adverse impact on our ability to manage that business and realize the benefits of the MMT Acquisition.

The medical manufacturing business requires very different products and services, sales and marketing channels, and internal operational systems and processes than our current operations. These requirements could disrupt our current operations and divert management attention from our core business. MMT may also operate in geographic markets where we have limited presence, requiring us to establish new distribution channels and customer relationships. There can be no assurance that our expansion into medical manufacturing will develop as anticipated or that we will succeed. If we are unsuccessful, we may be unable to recover our investment and may not realize the anticipated benefits of the acquisition, which could adversely impact our business, financial condition, and results of operations.

Additionally, the industries in which MMT’s customers operate are subject to extensive and complex regulatory oversight, including FDA regulations, thereby subjecting MMT to quality management system requirements and medical device regulations that are entirely different from our current regulatory environment. We may not be able to navigate this rapidly evolving regulatory environment or forecast and meet the continually changing regulatory demands.
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

For example, we are a defendant in a multi-district litigation pending in the United States District Court for the District of South Carolina (“MDL”) relating to the manufacture, sale, and distribution of fluorinated Aqueous Film Forming Foams (“AFFF”). The cases allege, among other things, groundwater contamination, drinking water contamination, damages to natural resources, and bodily injuries from exposure to PFAS chemicals in AFFF. The plaintiffs include, among others, individual firefighters, municipalities and corporate water providers, and state attorneys general. The lead defendants include 3M Company, Tyco Fire Products LP/Chemguard, and DuPont de Nemours, Inc./The Chemours Company, and multiple other defendants, including Amerex. As part of the MDL, Amerex has been named as a defendant in AFFF lawsuits based on its prior ownership of The Solberg Company (“Solberg”), which Perimeter acquired from Amerex on January 1, 2019. Although Amerex retained certain pre-closing liabilities for Solberg, Amerex noticed indemnity claims to Perimeter prior to the expiration of a contractual indemnity period, and some potential direct claims, that have been made against Perimeter on the basis of the Company’s ownership of Solberg after January 1, 2019. Amerex is barred from making new, third-party indemnity claims against Perimeter after December 31, 2021. There are also AFFF cases pending against Perimeter in the MDL on the basis of its manufacturing, distribution, and sale of non-Solberg products, including Phos-Chek. There are currently no AFFF cases against Perimeter pending in state court.

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
We operate on a global basis, with a portion of our revenues made to destinations outside the United States. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State and the U.S. Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States, the EU and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.
In certain countries, we may engage third party agents or intermediaries, such as customs agents, to act on our behalf and if these third-party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties, or other sanctions being assessed against us. We take certain measures designed to ensure our compliance with U.S. export and economic sanctions law and we believe that we have never sold our products to Crimea, Cuba, Iran, North Korea, Syria or the Donetsk and Luhansk regions of Ukraine (collectively, “Countries of Concern”)

through third party agents or intermediaries or made any effort to attract business from any of these countries. We also take steps to prevent our products from being sold, without the necessary legal authorization, to individuals or entities that are the subject or target of U.S. export and economic sanctions laws. However, it is possible that some of our products were sold or will be sold to distributors or other parties that, without our knowledge or consent, re-exported or will re-export such products to these countries or sanctioned persons. Although none of our non-U.S. distributors are located in, or to our knowledge, conduct business with Countries of Concern, we may not be successful in ensuring compliance with limitations or restrictions on business with these or other countries subject to economic sanctions. We may be exposed to compliance-related risks with export control or economic sanctions laws and regulations in the future.
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
We are subject to regulation by federal, state, local and foreign government authorities. In some cases, for example, for our firefighting products, we need to pass the USDA Forest Service qualification process, which is a rigorous process that requires the product passing several tests and standards, including toxicity, corrosion and stability. The USDA Forest Service also requires a lengthy field evaluation, which adds to the difficulty of meeting USDA Forest Service standards. In addition to meeting the USDA Forest Service standards, the agency may be required to consult with other government agencies, for example, the Environmental Protection Agency (“EPA”), to meet additional requirements and regulations. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by government authorities, and such agencies may at times be involved in challenges by outside groups, and as a result, we may be required to also produce product data and comply with detailed regulatory requirements.
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

The Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation may affect our ability to manufacture and sell certain products in the EU: REACH requires chemical manufacturers and importers in the EU to prove the safety of their products. Substances of high concern are also subject to an authorization process, which may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH have been phased in over several years, and we have incurred additional expense to cause the registration of our products under these regulations. REACH may affect our ability to import, manufacture and sell certain products in the EU. In addition, other countries and regions of the world already have or may adopt legislation similar to REACH that affect our business, our ability to import, manufacture or sell certain products in these jurisdictions, and have required or will require us to incur increased costs.
The Frank R. Lautenberg Chemical Safety for the 21st Century Act modified the Toxic Control Substances Act (“TSCA”), to require the EPA to prioritize and evaluate the environmental and health risks of existing chemicals, providing the agency with greater authority to regulate chemicals that pose unreasonable risks. According to this statute, the EPA is required to make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can go into production. As a result, TSCA now operates in a similar fashion to the REACH legislation in Europe. These laws and regulations, among others, increase the complexity and costs of transporting our products from the country in which they are manufactured to our customers. Further changes to these and similar regulations could restrict our ability to expand, build or acquire new facilities, require us to acquire costly control equipment, cause us to incur expenses associated with remediation of contamination, cause us to modify our manufacturing or shipping processes or otherwise increase our cost of doing business and have a negative impact on our business, financial condition and results of operations. In addition, the adoption of new laws, rules or regulations related to climate change poses risks that could harm our results of operations or affect the way we conduct our businesses and require us to make substantial expenditures to enhance our environmental compliance efforts.
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

For MMT, while it does not manufacture finished medical devices or engage in activities subject to FDA establishment registration or device listing requirements, its customers are regulated medical device manufacturers. These customers may require MMT to comply with certain quality management and manufacturing standards, such as FDA and ISO quality system regulations, to support their own regulatory compliance. Failure by MMT to meet these contractual or quality requirements could adversely affect customer relationships or result in loss of business.
We face potential liabilities under environmental, health and safety laws, and changes to these requirements, stricter enforcement, or discovery of contamination at our facilities or sites where our products have been used could materially and adversely affect our business and results of operations.
We operate in jurisdictions where legislative initiatives relating to greenhouse gas (“GHG”) emissions are being considered or adopted. Mandatory climate change reporting frameworks may materially increase the amount of time, monitoring and reporting costs related to these matters. There has been no material effect on any of our facilities to date, and we continue to follow developments closely. We may face increased capital and operating costs to comply with GHG emissions regulations which could be material. The potential impact of current and proposed environmental laws and regulations is uncertain. We cannot predict the nature of these requirements and the impact on our business, but proposed regulations or failure to comply with current and proposed regulations could have a material adverse impact on our business, financial condition and results of operations by substantially increasing capital expenditures and compliance costs, affecting our ability to meet our financial obligations. It may also lead to the modification or cancellation of operating licenses and permits, penalties and other corrective actions.
The regulatory environment in which we operate is subject to change, and new regulations and new or existing claims, such as those related to certain PFAS substances, could have a material adverse effect on our business, financial condition and results of operations or make aspects of our business as currently conducted no longer possible. In addition, we are and, in the future may be, subject to claims related to substances such PFAS, including for degradation of natural resources from such PFAS and personal injury or product liability claims as a result of human exposure to such PFAS.

Our operations are subject to extensive environmental regulation in each of the countries in which we maintain facilities. These regulations include requirements governing the manufacture and sale of firefighting foam containing PFAS chemicals, restrictions on PFAS discharges in wastewater, obligations to investigate and remediate soil and groundwater contamination, air quality standards, hazardous waste management requirements, and regulations on chemical content and water pollution. These requirements may require us to allocate the cost of investigating, monitoring and remedying soil and groundwater contamination to a party operating the site.
With regards to our specialty products segment, our use of hazardous substances in our manufacturing processes and the generation of hazardous wastes not only by us, but by prior occupants of our facilities, suggest that hazardous substances may be present at or near certain of our facilities or may come to be located there in the future. Consequently, we are required to closely monitor our compliance under all the various environmental laws and regulations applicable to us. Under certain environmental laws, we may be responsible for remediation costs or other liabilities as a result of the use, release or disposal of hazardous substances at or from any property currently or formerly owned or operated or to which we sent waste for treatment or disposal. Liability under these laws may be imposed without regard to whether we were aware of, or caused, the contamination and, in some cases, liability may be joint or several.
Our facilities are subject to increasingly more stringent federal, state and local environmental laws and regulations. Some of these laws and regulations relate to what are frequently called “emerging contaminants,” such as PFAS. Some of our products use fluorine as a raw material, which is considered a PFAS chemical. We and some of our competitors have been, are, and in the future may be the target of lawsuits and state enforcement actions because of the alleged discharge of PFAS into the environment, including for degradation of natural resources from such PFAS and personal injury or product liability claims as a result of human exposure to such PFAS.
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
If we fail to satisfy these conditions or to comply with these restrictions or with applicable environmental laws and regulations, we may become subject to enforcement actions, and the operation of the relevant facilities could be adversely affected. We may also be subject to fines, penalties, claims for injunctive relief or additional costs. We may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development of our facilities, as a result of which the operation of our facilities may be limited or suspended.
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
We produce hazardous, highly combustible and difficult to transport chemicals, which subject us to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must review and, in some cases approve, our products and/or manufacturing processes and facilities before we may manufacture and sell some of these chemicals. To be able to manufacture and sell certain new chemical products, we may be required, among other things, to demonstrate to the relevant authority that the product does not pose an unreasonable risk during its intended uses and/or that we are capable of manufacturing the product in compliance with current regulations. The process of seeking any necessary approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could cause our customers to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.
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
Risks Related to Operating as a Public Company and Our Corporate Structure
The EverArc Founders, all of whom are directors of our company, have interests that are different, or in addition to the interests of our stockholders.
As a result of the Founder Advisory Agreement entered into by EverArc and the EverArc Founder Entity (as assumed by the Company) to provide incentives to the EverArc Founders to achieve the Company’s objectives, the EverArc Founders have interests that are different and in addition to interests of our stockholders generally. Specifically, under the Founder Advisory Agreement, as consideration for services provided to the Company by the EverArc Founder Entity, including strategic and capital allocation advice, the Company will pay the EverArc Founder Entity a fixed advisory amount (the “Fixed Annual Advisory Amount”) and a variable advisory amount which variable amount is earned solely based upon appreciation of the market price of our Common Stock (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) as follows:
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
With respect to the Fixed Annual Advisory Amount, the EverArc Founder Entity will earn such advisory fee even if our stockholders earn a negative return.
Pursuant to the Founder Advisory Agreement, we may be required to pay significant fees to the EverArc Founder Entity, which could reduce cash available for investment in the business, working capital and distribution to stockholders.
We are required to pay the EverArc Founder Entity a Fixed Annual Advisory Amount and, if earned, a Variable Annual Advisory Amount each year until the years ending December 31, 2027 and December 31, 2031, respectively, pursuant to the Founder Advisory Agreement. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the total fees will be paid in Common Stock and the remainder in cash. If the EverArc Founder Entity elects to receive a portion of the future fees in cash, we may need to use cash from operations, borrowings or other sources to make the payment, which will reduce cash available for investing activities, working capital and/or distribution to stockholders. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information related to the Founders Advisory Amounts.

Our stockholders will experience dilution as a consequence of the issuance of our Common Stock as payment for the Advisory Amounts payable to the EverArc Founder Entity.
We will be obligated to pay the Advisory Amounts to the EverArc Founder Entity until the years ending December 31, 2027 and 2031, respectively. The portion of the Advisory Amounts payable in shares of our Common Stock will reduce the percentage shareholdings for those stockholders holding our Common Stock.
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

Anti-takeover provisions in our Organizational Documents could make an acquisition of us more difficult and limit attempts by our stockholders to replace or remove our current management.

In addition to protections afforded under the DGCL, our Organizational Documents contain anti-takeover provisions that could have the effect of delaying or preventing changes in control or changes in management or our Board. Our Organizational Documents include the following anti-takeover provisions:

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

These anti-takeover provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which will be responsible for appointing the members of our management, and may discourage, delay, or prevent a transaction involving a change in control of the Company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of the Common Stock if stockholders view them as discouraging future takeover attempts.

Our Organizational Documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors or officers or other matters pertaining to our internal affairs.

Our Organizational Documents provide that, subject to limited exceptions and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or our Organizational Documents (as either may be amended from time to time) or (iv) any action, suit or proceeding asserting a claim against us governed by the internal affairs doctrine.

The forum selection provision in our Organizational Documents does not apply to establish the Court of Chancery of the State of Delaware as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act or the Exchange Act.

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

Any person or entity purchasing, otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of, and consented to, these forum selection provisions. However, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other matters pertaining to our internal affairs, and may discourage lawsuits with respect to such claims. Alternatively, if a court were to find these provisions of our Organizational Documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, or operating results.
General Risk Factors
Additional taxes and changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.
Our tax filings are subject to audits by tax authorities in the various jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the taxing authorities or through the courts. Currently, we believe there are no outstanding assessments whose resolution would result in a material adverse financial result. However, we cannot offer assurances that unasserted or potential future assessments would not have a material adverse effect on our financial condition or results of operations. Additionally, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.
Cybersecurity attack, acts of cyber-terrorism, failure of technology systems and other disruptions to our information technology systems could compromise our information, disrupt our operations, and expose us to liability, which may adversely impact our business, financial condition and results of operations.
In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees in our information technology systems, including in our data servers and on our networks. The secure processing, maintenance and transmission of this data is critical to our operations. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached or disrupted due to employee error, malfeasance or other disruptions. Any such attack, breach or disruption could compromise our information technology systems and the information stored in them could be accessed, publicly disclosed, lost or stolen, and our business operations could be disrupted. Any such access, disclosure or other loss of information or business disruption could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which could adversely impact our business, financial condition and results of operations. To the extent that such disruptions occur and our business continuity plans do not effectively address these disruptions in a timely manner, they may cause delays in the manufacture or shipment of our products and the cancellation of customer orders and, as a result, our business, operating results and financial condition could be materially and adversely affected.
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
Several foreign countries and governmental bodies, including the EU, impose laws and regulations concerning the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States, and we expect additional jurisdictions may enact similar regulations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol addresses. Within the EU, legislators have adopted the General Data Protection Regulation (the “GDPR”) which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause reputational harm, which could have an adverse effect on our business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, information security and local data residency in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business, financial condition and results of operations.
The loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
Our success depends on the continuing services of certain members of our current management team. Our executive team are incentivized by share-based compensation grants that align the interests of investors with the executive team and certain executives have employment agreements. The loss of key management, employees or third-party contractors could have a material and adverse effect on our business, financial condition and results of operations. Additionally, the success of our operations largely depends upon our ability to successfully attract and maintain competent and qualified key management personnel. There can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.
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

The Company’s Incident Response Team, which is comprised of members of the finance, legal, information technology and operations teams, conducts an annual cybersecurity exercise, which includes a tabletop scenario, to evaluate the Company’s preparedness for data security and privacy incidents. These sessions include participation from various levels of management and focus on reviewing roles and responsibilities, escalation and notification protocols, and response and recovery procedures. The Company periodically engages external resources to update and enhance the content of these reviews and any related exercises and to provide additional perspective and rigor. In addition, all employees are required to complete ongoing formal training through an online platform, which includes identifying and reporting suspicious activity and threats such as social engineering, phishing, malware/viruses and insider risks.

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

In 2025, we did not identify any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

	Fire Safety	Specialty Products
Rancho Cucamonga, California	X
McClellan Park, California	X
Kamloops, British Columbia, Canada	X
Sturgeon County, Alberta, Canada	X
Aix-En-Provence, France	X
New South Wales, Australia	X
Green Bay, Wisconsin*	X
Mieres, Spain*	X
Post Falls, Idaho	X
Moreland, Idaho†	X
Pasco, Washington†	X
Knapsack, Germany		X
Sauget, Illinois†		X
Londonderry, New Hampshire		X
Ramsey, New Jersey^		X
Pennsauken, New Jersey^		X
West Palm Beach, Florida^		X
Angleton, Texas^		X
St. George, Utah^		X
Chattanooga, Tennessee^		X
Leek, the Netherlands^		X
Fountain Valley, California^		X
Burbank, California^		X
San Diego, California^		X
Galway, Ireland^		X
Cork, Ireland^		X
Minneapolis, Minnesota^		X
San Jose, California^		X
Clayton, Missouri (Corporate Headquarters)

*Owned
†Tolling facility
^Acquired in January 2026 in connection with our acquisition of MMT
Item 3. Legal Proceedings.
We are involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including a number of matters related to the aqueous film forming foam litigation consolidated in the District of South Carolina multi-district litigation and other similar matters pending in other jurisdictions in the United States. We do not believe that such claims, actions, and legal proceedings will have a material adverse effect on our results of operations or financial position.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock is traded on the NYSE under the symbol “PRM.” As of February 20, 2026, the closing price of our Common Stock on the NYSE was $26.64, and we had 21 stockholders of record.
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
Performance Graph
The performance graph below compares the cumulative total stockholder return of a hypothetical investment in our Common Stock with the cumulative total return of a hypothetical investment in each of the Russell 2000 Index and the S&P Smallcap 600 Materials Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on November 9, 2021, and its relative performance is tracked through December 31, 2025. The share price performance of our Common Stock is not necessarily indicative of future performance.

	Base	Cumulative Total Return
	11/9/21	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Perimeter Solutions, Inc.	$100.00	$115.75	$76.17	$38.33	$106.50	$229.42
Russell 2000	100.00	92.69	73.75	86.23	96.18	108.50
S&P 600 Materials	100.00	97.22	91.30	109.55	110.66	126.74
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

On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The Company expects to periodically re-establish the limit for Common Stock repurchases based on subsequent repurchase activity. The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $100.0 million as of December 31, 2025. The Company did not repurchase any shares through the Share Repurchase Plan during the three months ended December 31, 2025.

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

There were no Rule 10b5-1 trading arrangements adopted, materially modified, or terminated by our officers or directors during the fourth quarter of 2025.

The Company did not adopt, materially modify, or terminate any Rule 10b5-1 trading arrangements during the fourth quarter of 2025.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Annual Report. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under Part I, Item 1A “Risk Factors” in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
We are a leading provider of industrial products and services that support critical and complex customer missions across a range of niche applications. Our current operations span firefighting products, lubricant additives, electronic components and, following the acquisition of Medical Manufacturing Technologies, LLC (“MMT”) in January 2026, highly engineered machinery for the medical device industry. We develop products that address complex customer challenges where there is little margin for error. Our offerings are typically a small part of a much broader solution that serves a growing end market. Our goal is to meet customer needs better than any alternative in every market we serve.
We aim to maximize our organic reinvestment into our business to best serve our customers and to support the rigorous application of our Operational Value Drivers: seeking out profitable new business, structurally improving operational productivity, and sharing in value creation through value-based pricing. These Operational Value Drivers are overseen by general managers that operate in our decentralized operating structure. These managers have full operational autonomy paired with accountability to deliver results for customers and stockholders, with strong alignment between compensation and results.
We believe our Operational Value Drivers maximize our free cash flow. We then seek to maximize long-term per share equity value through a clear focus on the allocation of our capital as well as the management of our capital structure. We expect the combination of free cash flow and incremental borrowing capacity generates substantial capital available to allocate. We believe our capital allocation strategy, which prioritizes first high-return organic reinvestment opportunities, followed by opportunistic share repurchases, and finally the acquisition of new businesses, is a critical factor in achieving Perimeter’s dual purposes: serving our customers well while delivering private-equity-like stockholder returns.
We conduct our operations globally, with approximately 76% of our annual revenues is derived in the United States, approximately 10% in Europe and approximately 7% in Canada, with the remaining approximately 7% spread across various other countries.
Our long‑term vision is to build a diversified portfolio of high-quality industrial businesses via re-investment in organic growth and further acquisitions. Whether built organically or acquired, we intend to apply our strategy centered on decentralized management, our Operational Value Drivers, and thoughtful capital allocation to ensure we serve our customers well while delivering on our returns promise to stockholders.
Our business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
The Fire Safety segment is a formulator and manufacturer of fire management products that help our customers combat various types of fires, including wildland, industrial, structural, flammable liquids and other types of fires. Our Fire Safety segment also offers specialized equipment and services, typically in conjunction with our fire management products to support our customers’ firefighting operations. Our specialized equipment includes airbase retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that we custom design and manufacture to meet specific customer needs. Our service network can meet the emergency resupply needs of approximately 150 air tanker bases in North America, as well as many other customer locations globally. The Fire Safety segment is built on the premise of superior technology, exceptional responsiveness to our customers’ needs, and a “never-fail” service network. The Fire Safety segment sells products to government agencies and commercial customers around the world.

Our Specialty Products segment develops, produces and markets products for non-fire safety markets. The Specialty Products segment includes Phosphorus Derivatives, Inc., which produces Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies. The Specialty Products segment also includes Intelligent Manufacturing Solutions (“IMS”), which is a manufacturer of electronic or electro-mechanical components of larger solutions. IMS has a flexible, vertically integrated production facility that allows it to acquire and produce a variety of product lines across a range of end markets, including communications infrastructure, energy infrastructure, defense systems, and industrial systems, with a substantial focus on aftermarket repair and replacement.

We completed the acquisition of MMT in January 2026, and we expect that MMT will be part of our Specialty Products Segment. MMT provides highly engineered machinery and associated aftermarket consumables, parts, and services to support the production of complex medical devices as well as select highly engineered industrial and aerospace and defense use cases. MMT’s capabilities include original equipment manufacturing, including application-specific equipment and automation solutions for medical devices such as complex catheters, guidewires and microcoils, as well as aftermarket parts, services, and consumables. MMT’s full solution suite encompasses both original machinery and recurring aftermarket parts, services, and consumables. MMT has a global footprint of manufacturing locations serving approximately 50 countries. We expect that the MMT Acquisition will result in various benefits, including strategic diversification into medical manufacturing, access to new original equipment manufacturer customer relationships, recurring aftermarket revenue streams, new opportunities for disciplined tuck‑in acquisitions and the application of our operating model to drive margin improvement and cash generation. Achieving the anticipated benefits of the MMT Acquisition is subject to a number of uncertainties, including whether our assets and businesses and the assets and businesses of MMT can be integrated in an efficient and effective manner.

We financed the MMT Acquisition primarily with the net proceeds from the $550 million offering of 6.250% senior secured notes due 2034 completed by its indirect wholly owned subsidiary, Perimeter Holdings, LLC, on January 2, 2026, together with cash on hand. The proceeds were used to pay the cash consideration for the acquisition and related fees and expenses.
Prior to the acquisition of MMT in January 2026, we operated five business units within our two reporting segments. The business unit structure is meant to promote decentralized execution and accountability, and maintain the geography- and product-specific focus and granularity necessary to drive continued improvement in our key operational value drivers. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results.
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
Known Trends and Uncertainties
Fire Safety Segment

The effective prevention, mitigation, and suppression of fires, including wildland, structural, and other types of fires, protects lives, homes and critical infrastructure while reducing harmful air quality levels caused by wildfire smoke and the release of CO₂ emissions into the environment. Fire Safety products are mission critical and held to the highest quality standards given the extreme cost of failure.

Key trends in the Fire Safety industry include:

•Higher acres burned and longer fire seasons: The USDA Forest Service data of the last 40 years shows that the acreage burned in the United States has increased over time. The ten-year trailing average of acres burned in the United States has increased from a ten-year trailing average of 3.3 million acres burned in 1997, to a ten-year trailing average of 7.0 million acres burned in 2025. The U.S. fire season is also lengthening on a consistent basis. According to a 2024 report published by U.S. Department of Agriculture, the U.S. fire season is on average 78 days longer than it was in the 1970s. If acreage burned continues to increase and the fire season continues to lengthen, we expect the demand and usage of fire retardant to increase. In addition, proactive initial attack strategies by government agencies can drive earlier and more consistent use of fire retardant throughout the fire season.

•Increasing wildland urban interfaces: Urban development is pushing farther out of cities and into the wilderness for both primary and secondary residences. As of 2020, the Wildland-Urban Interface (“WUI”) now includes 32% of all homes in the United States although it occupies 9.4% of the land area in the United States. According to Proceedings of the National Academy of Sciences of the United States of America, when homes are built in the WUI, we expect that there will be more wildfires due to human ignitions, and wildfires that occur will pose a greater risk to lives and homes. As the WUI expands and the number of homes at risk from wildland fires increases, we expect the use of retardant to protect property and life from threatening wildfires to increase.

•Increasing firefighting aircraft capacity and usage: The size and capacity of the firefighting aircraft fleet is a key driver of the amount of fire retardant consumed annually because demand for retardant typically outpaces available aircraft capacity, as evidenced by data regarding the inability to fill aerial firefighting requests published by the National Interagency Fire Center. Since 2010, U.S. aircraft capacity increased significantly and is expected to further increase. Increasing air tanker capacity and modernization is a global trend, with more, larger, and more sophisticated tankers being used in various parts of the world.

•Move toward Fluorine Free Firefighting Foams: There is an accelerating transition in the fire suppression market towards products that do not contain intentionally added Per- and polyfluoroalkyl substances. We expect Fluorine-Free Foams (“FFF”) to account for a growing percentage of the firefighting foam market over the next several years. We believe that we are a leader in the FFF market.
Specialty Products Segment

P2S5 is primarily used in the preparation of lubricant additives. The consumption of lubricant additives is driven by the social and economic trends globally of increased vehicle production and miles driven. The number of global miles driven has generally increased over time resulting in more engine wear and tear and increased demand for motor oil. Secondary markets for P2S5 include agricultural applications in the production of intermediates for pesticides and insecticides, flotation chemistry in the mining industry, for certain battery technologies, and for hydraulic and cutting fluids. IMS demand is primarily driven by recurring aftermarket repair and replacement needs for installed systems across its end markets.
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

Additionally, amid broader volatility in the global economy, certain raw materials and components used in our manufacturing processes may be subject to announced tariffs on imported goods by the United States, Canada, and other countries. However, tariffs have not had, and we do not currently expect tariffs to have, a material impact on our financial position or results of operations, as substantially all of the Company’s products sold in the United States are supported by domestic manufacturing capabilities. The Company prioritizes sourcing raw materials domestically and continues to maintain alternative supply sources. Although the ultimate impact of tariff policies, coupled with broader macroeconomic challenges, remains uncertain, the Company is actively monitoring developments to identify necessary actions to maintain its competitiveness and adapt to changing economic conditions.

Results of Operations
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following table sets forth our results of operations for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Net sales	$652,862	$560,968	$91,894	16%
Cost of goods sold	277,712	243,882	33,830	14%
Gross profit	375,150	317,086	58,064	18%
Operating expenses
Selling, general and administrative expense	77,575	66,901	10,674	16%
Amortization expense	59,696	55,032	4,664	8%
Founders advisory fees - related party	435,163	198,308	236,855	119%
Other operating expense	3,646	612	3,034	496%
Total operating expenses	576,080	320,853	255,227	80%
Operating loss	(200,930)	(3,767)	(197,163)	5234%
Other expense (income):
Interest expense, net	39,135	40,461	(1,326)	(3%)
Foreign currency (gain) loss	(3,038)	2,443	(5,481)	(224%)
Other (income) expense, net	(780)	192	(972)	(506%)
Total other expense, net	35,317	43,096	(7,779)	(18%)
Loss before income taxes	(236,247)	(46,863)	(189,384)	404%
Income tax benefit	29,881	40,958	(11,077)	(27%)
Net loss	$(206,366)	$(5,905)	$(200,461)	3395%

Net Sales. Net sales increased by $91.9 million for the year ended December 31, 2025, compared to the same period in 2024. Net sales in the Fire Safety segment increased $52.7 million, representing higher fire retardant sales of $30.9 million, and higher fire suppressant sales of $21.8 million. Fire retardant sales increased $12.6 million in North America and $18.3 million in other geographies. In the United States, sales of fire retardant products rose despite a decline in total acres burned. This increase primarily reflected a more proactive initial attack strategy by U.S. agencies, and the continued successful implementation of the Company’s strategies on profitable new business. Fire Suppressant sales increased $19.0 million in North America, primarily driven by increased sales to governmental agencies, and increased $2.8 million in other geographies. Net sales in the Specialty Products segment increased $39.2 million, including a $41.2 million increase in revenue due to recently acquired businesses, offset by a $2.0 million decrease in the base business primarily due to unplanned downtime at our tolling facility in Sauget, Illinois, operated by Flexsys Chemical Company, that primarily serves our P2S5 customers in North America. The Company considers that revenue attributable to base business includes revenue from an acquired business that has been owned for a full four quarters after the date of acquisition.
Cost of Goods Sold. Cost of goods sold increased by $33.8 million for the year ended December 31, 2025 compared to the same period in 2024. Cost of goods sold increased in the Fire Safety segment by $1.3 million and increased by $32.5 million in the Specialty Products segment, which was primarily due to an increase of $28.4 million from recently acquired businesses.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $10.7 million for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to a $4.0 million increase in stock-based compensation expense and an $8.6 million increase in other personnel-related expenses, which was primarily related to recently acquired businesses.
Founder advisory fees - related party. The founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the year ended December 31, 2025 of $435.2 million was primarily due to an increase in the Company’s average price per share from $12.85 as of December 31, 2024 to $27.89 as of December 31, 2025. The increase in the fair value of the Annual Advisory

Amounts for the year ended December 31, 2024 of $198.3 million was primarily due to an increase in the Company’s average price per share from $4.51 as of December 31, 2023 to $12.85 as of December 31, 2024.

Income Tax Benefit. Income tax benefit decreased by $11.1 million for the year ended December 31, 2025 compared to the same period in 2024. The decrease is primarily due to changes in earnings in jurisdictions that were not covered by a valuation allowance and the impact of non-deductible compensation and accrued withholding taxes on the effective tax rate.
Business Segments
Segment Adjusted earnings before interest, taxes, depreciation and amortization (“Segment Adjusted EBITDA”) is defined as income (loss) before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring, (ii) acquisition related costs, (iii) founder advisory fee expenses, (iv) stock-based compensation expense and (v) foreign currency (gain) loss. We use Segment Adjusted EBITDA, to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$488,941	$163,921	$652,862	$436,274	$124,694	$560,968
Segment Adjusted EBITDA	$290,487	$41,203	$331,690	$240,121	$40,173	$280,294
Segment Adjusted EBITDA for our Fire Safety segment increased by $50.4 million for the year ended December 31, 2025 compared with the same period in 2024. The increase was primarily due to higher net sales, as described above. Costs grew at a slower pace than revenues due to strong cost control, product mix and fixed costs leverage.
Segment Adjusted EBITDA for our Specialty Products segment for the year ended December 31, 2025 was relatively flat compared to the same period in 2024 as contributions from recently acquired businesses were partially offset by unplanned downtime at the Sauget, Illinois tolling facility, as discussed above, which caused higher costs despite lower revenue.

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

(Unaudited)	Year Ended December 31, 2025			Year Ended December 31, 2024
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Loss before income taxes	$(182,537)	$(53,710)	$(236,247)	$(35,277)	$(11,586)	$(46,863)
Depreciation and amortization	55,397	18,635	74,032	51,365	14,353	65,718
Interest and financing expense	24,059	15,076	39,135	39,547	914	40,461
Founders advisory fees - related party	381,106	54,057	435,163	169,886	28,422	198,308
Non-recurring expenses (1)	955	1,465	2,420	5,559	1,207	6,766
Acquisition costs	98	3,480	3,578	—	612	612
Stock-based compensation expense	12,207	4,440	16,647	8,545	4,304	12,849
Foreign currency (gain) loss	(798)	(2,240)	(3,038)	496	1,947	2,443
Segment Adjusted EBITDA	$290,487	$41,203	$331,690	$240,121	$40,173	$280,294
(1) For the year ended December 31, 2025, $1.1 million was related to restructuring and other non-recurring costs, $0.7 million was related to litigation costs arising from a contractual dispute regarding control of the P2S5 facility, which is currently operated by Flexsys Chemical Company, and $0.6 million was related to the Redomiciliation Transaction. For the year ended December 31, 2024, $6.6 million was related to the Redomiciliation Transaction and other non-recurring Luxembourg related costs and $0.2 million was related to other non-recurring costs.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
For a detailed discussion of our consolidated results of operations for December 31, 2024 compared to December 31, 2023, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 20, 2025.
Liquidity and Capital Resources
We have historically funded our operations primarily through cash flows from operations, borrowings under our amended and restated revolving credit facility, and the issuance of debt and equity securities. However, future cash flows are subject to a number of variables, including the length and severity of the fire season, growth of the wildland urban interface and the availability of air tanker capacity, and higher costs from inflation, all of which could negatively impact revenues, earnings and cash flows, and potentially our liquidity if we do not moderate our expenditures accordingly.
We have the following financing arrangements in place to, among other things, fund our operations and supplement our liquidity position.
Revolving Credit Facility
On December 19, 2025, a wholly owned subsidiary of the Company entered into a credit agreement for its five-year revolving credit facility (the “Amended and Restated Revolving Credit Facility”), which provides for a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million. The Amended and Restated Revolving Credit Facility matures on December 19, 2030. The Amended and Restated Revolving Credit Facility includes a $40.0 million swingline sub-facility and a $50.0 million letter of credit sub-facility. The Company incurred $2.2 million of deferred finance fees as a result of the Amended and Restated Revolving Credit Facility for the year ended December 31, 2025.
Borrowings under the Amended and Restated Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at the Company’s option, either (x) Secured Overnight Financing Rate for the applicable corresponding tenor (“Term SOFR”) as published by CME Group Benchmark Administration, subject to a Floor of 1.00% or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00% and (d) 1.00%. The applicable margin is 2.75% in the case of Term SOFR-based loans and 1.75% in the case of base rate-based loans, with two step-ups of 0.25% each based upon the achievement of certain leverage ratios.
As of December 31, 2025, the Company did not have any outstanding borrowings under the Amended and Restated Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
On November 9, 2021, a wholly owned subsidiary of the Company assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (the “2029 Notes”), under an indenture dated as of October 22, 2021. The 2029 Notes bear interest at an annual rate of 5.00%. Interest on the 2029 Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.
On January 2, 2026, Perimeter Holdings, LLC (“Perimeter Holdings”), an indirect wholly owned subsidiary of the Company, completed its offering of $550 million in aggregate principal amount of 6.250% senior secured notes due 2034 (the “2034 Notes”) in transactions that were exempt from the registration requirements of the Securities Act. The 2034 Notes were issued under an indenture, dated as of January 2, 2026. The 2034 Notes mature on January 15, 2034, and bear interest at a rate of 6.250% per annum, payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2026. The Company used the net proceeds of the 2034 Notes, together with cash on hand, to pay the cash consideration for the acquisition of MMT and related fees and expenses.
The 2029 Notes and the 2034 Notes are general, secured, senior obligations of Perimeter Holdings; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings (including, without limitation, the

Amended and Restated Revolving Credit Facility); and together with the Amended and Restated Revolving Credit Facility, are effectively senior to all existing and future indebtedness that is not secured by the collateral.

The 2029 Notes and the 2034 Notes are subject to customary negative covenants, including but not limited to, certain limitations, including among other things, the ability to declare or pay dividends or make certain other payments, purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments, conduct certain asset sales, make certain restricted investments; incur certain indebtedness, grant certain liens, enter into certain transactions with affiliates, and consolidate, merge or transfer all or substantially all of the assets of our subsidiaries on a consolidated basis. The indentures governing the 2029 Notes and the 2034 Notes also contain customary events of default and remedies (including acceleration). As of December 31, 2025, the Company was in compliance with all covenants, including financial covenants.
For additional information about our long-term debt, refer to Note 7, “Long-Term Debt and Preferred Stock” and Note 18, “Subsequent Events” in the notes to the consolidated financial statements included in this Annual Report.
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
The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $100.0 million as of December 31, 2025. During the years ended December 31, 2025 and 2024, the Company repurchased 3,774,675 and 2,988,291 shares, respectively. The repurchased shares are recorded at cost and are being held in treasury.
For additional information about our Share Repurchase Plan, refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Note 10, “Equity,” in the notes to the consolidated financial statements included in this Annual Report.
Founder Advisory Agreement
On December 12, 2019, EverArc and the EverArc Founder Entity entered into the Founder Advisory Agreement (as assumed by the Company) to provide incentives to the EverArc Founders to achieve the Company’s objectives. In exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founder Entity is entitled to receive both a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in shares of Common Stock and the remainder in cash.
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
As of December 31, 2025, the Advisory Amounts payable to the EverArc Founder Entity over the remaining term of the Founder Advisory Agreement, excluding the portion payable for the 2025 Annual Advisory Amount, was $881.4 million. The fair value of the Fixed Annual Advisory Amount was calculated to be $131.3 million based on the period end volume weighted average closing share price for ten consecutive trading days of Common Stock of $27.89 and the fair value of the Variable Annual Advisory Amount was determined to be $750.1 million using a Monte Carlo simulation model.

For 2025, the EverArc Founder Entity is entitled to receive a Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $65.7 million, based on an average price of $27.89 per share (the “2025 Fixed Amount”). The EverArc Founder Entity is also entitled to receive a Variable Annual Advisory Amount for 2025 of 14,462,123 shares of Common Stock, or a value of $403.4 million (the “2025 Variable Amount” and together with the 2025 Fixed Amount, the “2025 Advisory Amounts”). The EverArc Founder Entity elected to receive approximately 79.6% of the 2025 Advisory Amounts in shares of Common Stock (13,387,002 Common Shares) and approximately 20.4% of the 2025 Advisory Amounts in cash ($95.7 million). To satisfy the 2025 Advisory Amounts, the Company paid $95.7 million in cash on February 19, 2026 and expects to issue 13,387,002 shares of Common Stock in the first quarter of 2026.
For additional information about the Founder Advisory Agreement, refer to Note 13, “Related Parties,” in the notes to the consolidated financial statements included in this Annual Report.
We believe that our existing cash and cash equivalents of approximately $325.9 million, net cash flows generated from operations, availability under the Amended and Restated Revolving Credit Facility as of December 31, 2025, and proceeds from the 2034 Notes will be sufficient to meet our current capital expenditures, working capital, founders’ advisory fee payments, debt service requirements, and consideration payable for the MMT acquisition for at least 12 months from the filing date of this Annual Report. Our fiscal year 2026 capital expenditure authorization is approximately $35 million, which we expect will cover both our maintenance and growth capital expenditure requirements. We may also utilize borrowings available to us under various other financing sources, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, pay the 2025 Advisory Amounts and meet long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
Cash flows
The summary of our cash flows is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities	$238,149	$188,388
Investing activities	(106,817)	(42,940)
Financing activities	(8,971)	8,349
Effect of foreign currency on cash and cash equivalents	5,110	(2,617)
Net change in cash and cash equivalents	$127,471	$151,180
Operating Activities
Cash provided by operating activities was $238.1 million and $188.4 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the primary components of operating cash flows were net loss of $206.4 million, non-cash charges of $464.9 million and net operating asset investments of $20.4 million. For the year ended December 31, 2024, the primary components of operating cash flows were net loss of $5.9 million, non-cash charges of $193.7 million and net operating asset reductions of $0.6 million. The non-cash charges for the years ended December 31, 2025 and 2024 were primarily related to Founders advisory fees, offset by deferred income taxes.
Investing Activities
Cash used in investing activities was $106.8 million and $42.9 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we purchased businesses for $62.0 million, purchased property and equipment of $29.6 million, and purchased intangible assets of $15.2 million. During the year ended December 31, 2024, we purchased a business for $32.8 million and purchased property and equipment of $15.5 million offset by proceeds from short-term investments of $5.4 million upon settlement of a Euro denominated certificate of deposit.
Financing Activities
Cash (used in) provided by financing activities was $(9.0) million and $8.3 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we repurchased shares of outstanding Common Stock for $40.4 million, paid $2.2 million for credit facility financing fees, and made $0.9 million in principal payments on finance lease obligations offset by $34.5 million in proceeds from exercises of options. During the year ended December 31, 2024, we repurchased outstanding Ordinary Shares for $14.4 million and made $0.7 million in principal payments on finance lease obligations offset by $23.5 million in proceeds from exercises of warrants.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For a detailed discussion of our Liquidity and Capital Resources for December 31, 2024 compared to December 31, 2023, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 20, 2025.
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
Stock-Based Compensation
We have granted equity-based awards consisting of performance-based non-qualified stock options ("PBNQSO") to key employees, officers and directors. The PBNQSO are subject to performance conditions such that the number of awards that ultimately vest depends on the calculation of annual operational performance per diluted share (“AOP”) during the performance period compared to targets established at the award date. The probability assessments of achieving the AOP targets is determined using estimated Adjusted EBITDA, net debt and diluted shares. The Company recognizes compensation costs related to PBNQSO granted to employees and non-employees based on the estimated fair value of the awards on the date of grant using the Hull-White model as this model considers the future movement in the price of the Company’s shares of Common Stock and option holders’ behavior with respect to option exercises.
The Hull-White model requires us to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor, drift rate, the blended volatility based on the Company’s trading history of its shares of Common Stock and on the trading history from the common stock of a set of comparable publicly listed companies, risk-free interest rate, and expected dividends. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much stock-based compensation expense is recognized.
Service-based restricted stock units are valued using the market price of our shares of Common Stock on the grant date. The grant date fair value of the restricted stock units is expensed on a straight-line basis over the applicable vesting period.

Under the Founder Advisory Agreement, in exchange for the services provided to the Company, including strategic and capital allocation advice, the EverArc Founders Entity is entitled to receive both a Fixed Annual Advisory Amount and a Variable Annual Advisory Amount until the years ending December 31, 2027 and 2031, respectively. At the election of the EverArc Founders Entity, at least 50% of the Advisory Amounts will be paid in shares of Common Stock and the remainder in cash. The Fixed Annual Advisory Amount will be equal to 2,357,061 shares of Common Stock (1.5% of 157,137,410 shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing price of the Company’s shares of Common Stock for ten consecutive trading days. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of the Company’s shares of Common Stock if such market price exceeds certain trading price minimums at the end of each reporting period. This liability is estimated at the end of each reporting period using a Monte Carlo simulation model, which requires the input of certain assumptions, including the volatility based on the Company’s trading history of its shares of Common Stock, risk-free interest rate, and expected dividends. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much founder advisory fee expense is recognized.
Business Combinations
We account for our business combinations using the acquisition accounting method, which requires us to determine and recognize assets acquired and liabilities assumed at their acquisition date fair value, including any contingent consideration and the recognition of acquisition-related costs in the consolidated statements of operations and comprehensive (loss) income.
Accounting for business combinations requires us to make significant estimates and assumptions at the acquisition date, including estimates of the fair value of acquired inventory, property and equipment, identifiable intangible assets, contractual obligations assumed, preacquisition contingencies, if applicable, and equity issued. Significant assumptions relevant to the determination of the fair value of the assets acquired and liabilities assumed may from time to time include, but are not limited to, future expected cash flows, discount rates, royalty rates, and other assumptions. The approach to valuing an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and relevant volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation. These significant assumptions are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.
We generally use third-party qualified consultants to assist management in determining the fair value of assets acquired and liabilities assumed. This includes, when necessary, assistance with the determination of economic useful lives and valuation of property, plant and equipment and identifiable intangible assets. The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date. The excess of the purchase price over the fair value of the identified assets acquired and liabilities assumed is recorded as goodwill.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Amended and Restated Revolving Credit Facility. Interest on borrowings under the Amended and Restated Revolving Credit Facility is based on Term SOFR plus or base rate plus an applicable margin. At December 31, 2025, we had no borrowings outstanding under the Amended and Restated Revolving Credit Facility.
In addition, on November 9, 2021, the Company issued 10 million 6.50% Preferred Stock, valued at $100.0 million. The holders of Preferred Stock are entitled to a preferred annual cumulative right to a dividend equal to 6.50%. The shares of Preferred Stock are mandatorily redeemable on occurrence of certain events, but no later than April 30, 2030. If we fail to timely redeem the shares of Preferred Stock, the dividend on the shares of Preferred Stock will permanently increase to the interest rate currently being paid (whether default or not) under the Amended and Restated Revolving Credit Facility plus 10.00%.
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

To the Stockholders and the Board of Directors
Perimeter Solutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Perimeter Solutions, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of the probability of achieving the vesting performance criteria of option awards

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company recognizes stock-based compensation expense on performance-based non-qualified stock options (PBNQSO) based on probability assessments of achieving an annual operational performance per diluted share (AOP) target during the performance period, which is determined using estimated earnings before interest, taxes, depreciation and amortization (EBITDA), net debt and diluted shares. At each reporting period, the Company reassesses the probability of achieving the performance condition required to meet those vesting targets; therefore, unrecognized compensation expense is subject to future changes in the estimate. The Company recorded $16.6 million in stock-based compensation expense for these PBNQSO awards for the year ended December 31, 2025. As of December 31, 2025, there was approximately $23.6 million of total unrecognized compensation expense related to the non-vested portion of these PBNQSO awards.

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

Fair value of a customer list intangible asset acquired in a business combination

As discussed in Note 4 to the consolidated financial statements, on November 14, 2025, the Company consummated an acquisition of an electro-optical products business for a total purchase price of $40.0 million. In connection with the business combination, the Company recorded a customer list intangible asset with a preliminary acquisition date fair value of $16.9 million. The Company used an income approach, the multi-period excess earnings method, to calculate the acquisition date fair value of the customer list intangible asset.

We identified the evaluation of the preliminary acquisition date fair value of the customer list intangible asset acquired as a critical audit matter. Subjective auditor judgment was required to evaluate the key assumptions used to determine the fair value of the customer list intangible asset, including revenue and gross profit projections, customer attrition rate and the discount rate for the customer list intangible asset. Revenue and gross profit projections include subjective determinations of future market and economic conditions that were also sensitive to variation. In addition, specialized skills and knowledge were required in the evaluation of the customer attrition rate and discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process, including controls over the key assumptions above. We evaluated the revenue and gross profit projections by comparing them to historical growth rates of the acquired business, existing contract backlog and inquiring of individuals outside of the accounting function about projected revenue and gross profit of the acquired business and the process used to develop those projections. We performed sensitivity analyses over the Company’s revenue and gross profit projections used to determine the fair value of the customer list intangible asset acquired to assess the impact of changes in those assumptions on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the customer attrition rate by comparing it to historical customer attrition experienced by the acquired business
•evaluating the discount rate by comparing the discount rate used by the Company to discount rates that were independently developed using publicly available market data for comparable entities and performing a weighted average return on assets reconciliation

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

St. Louis, Missouri
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Perimeter Solutions, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Perimeter Solutions, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired three businesses during 2025 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, the three businesses’ internal control over financial reporting associated with total consolidated assets of approximately 2.0% and total consolidated revenues of approximately 2% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these three businesses.

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

/s/ KPMG LLP

St. Louis, Missouri
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Perimeter Solutions, Inc.
Clayton, Missouri
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows of Perimeter Solutions, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 22, 2024, except for the effects of the reclassification as discussed in Note 2 and Note 16, as to which the date is February 20, 2025.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$325,927	$198,456
Accounts receivable, net	64,363	56,048
Inventories	139,634	116,347
Prepaid expenses and other current assets	34,049	23,173
Total current assets	563,973	394,024
Property, plant and equipment, net	85,138	64,777
Operating lease right-of-use assets	30,152	17,298
Finance lease right-of-use assets	5,713	6,173
Goodwill	1,065,211	1,034,543
Customer lists, net	628,189	637,745
Technology and patents, net	184,804	173,307
Tradenames, net	86,330	87,365
Other assets, net	3,497	1,162
Total assets	$2,653,007	$2,416,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,301	$23,519
Accrued expenses and other current liabilities	47,212	30,450
Founders advisory fees payable - related party	95,726	6,677
Deferred revenue	1,879	1,842
Total current liabilities	175,118	62,488
Long-term debt, net	669,122	667,774
Operating lease liabilities, net of current portion	27,860	15,540
Finance lease liabilities, net of current portion	5,694	6,013
Deferred income taxes	80,410	152,203
Founders advisory fees payable - related party	440,697	240,083
Preferred stock	115,904	109,966
Preferred stock - related party	1,293	2,831
Other non-current liabilities	3,590	2,226
Total liabilities	1,519,688	1,259,124
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 4,000,000,000 shares authorized; 174,818,216 and 169,426,114 shares issued; 149,440,060 and 147,822,633 shares outstanding at December 31, 2025 and 2024, respectively	17	17
Treasury stock, at cost; 25,378,156 and 21,603,481 shares at December 31, 2025 and 2024, respectively	(168,197)	(127,827)
Additional paid-in capital	2,100,958	1,911,035
Accumulated other comprehensive loss	(6,370)	(39,232)
Accumulated deficit	(793,089)	(586,723)
Total stockholders’ equity	1,133,319	1,157,270
Total liabilities and stockholders’ equity	$2,653,007	$2,416,394
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$652,862	$560,968	$322,108
Cost of goods sold	277,712	243,882	193,813
Gross profit	375,150	317,086	128,295
Operating expenses:
Selling, general and administrative expense	77,575	66,901	46,513
Amortization expense	59,696	55,032	55,065
Founders advisory fees - related party	435,163	198,308	(108,481)
Intangible impairment	—	—	40,738
Other operating expense	3,646	612	10
Total operating expenses	576,080	320,853	33,845
Operating (loss) income	(200,930)	(3,767)	94,450
Other expense (income):
Interest expense, net	39,135	40,461	41,378
Gain on contingent earn-out	—	—	(7,273)
Foreign currency (gain) loss	(3,038)	2,443	(1,655)
Other (income) expense, net	(780)	192	417
Total other expense, net	35,317	43,096	32,867
(Loss) income before income taxes	(236,247)	(46,863)	61,583
Income tax benefit	29,881	40,958	5,903
Net (loss) income	(206,366)	(5,905)	67,486
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	32,862	(19,522)	5,761
Total comprehensive (loss) income	$(173,504)	$(25,427)	$73,247
(Loss) earnings per share:
Basic	$(1.37)	$(0.04)	$0.44
Diluted	$(1.37)	$(0.04)	$0.41
Weighted average number of shares outstanding:
Basic	150,370,533	145,713,439	154,666,717
Diluted	150,370,533	145,713,439	166,452,022
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Ordinary Shares/ Common Stock		Treasury Shares/ Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	163,234,542	$163,235	6,436,736	$(49,341)	$1,698,781	$(25,471)	$(648,304)	$1,138,900
Stock-based compensation	—	—	—	—	1,596	—	—	1,596
Shares issued related to founders advisory fees - related party	1,831,653	1,832	—	—	(1,832)	—	—	—
Liability portion of founders advisory fees - related party reclassified to additional paid-in capital	—	—	—	—	2,618	—	—	2,618
Shares repurchased	—	—	12,178,454	(64,066)	—	—	—	(64,066)
Net income	—	—	—	—	—	—	67,486	67,486
Other comprehensive income	—	—	—	—	—	5,761	—	5,761
Balance, December 31, 2023	165,066,195	$165,067	18,615,190	$(113,407)	$1,701,163	$(19,710)	$(580,818)	$1,152,295
Stock-based compensation	—	—	—	—	12,849	—	—	12,849
Shares issued related to founders advisory fees - related party	1,758,464	1,758	—	—	(1,758)	—	—	—
Liability portion of founders advisory fees - related party reclassified to additional paid-in capital	—	—	—	—	8,464	—	—	8,464
Shares repurchased	—	—	2,988,291	(14,420)	—	—	—	(14,420)
Warrants exercised	2,601,455	2,601	—	—	20,908	—	—	23,509
Change to par value common stock	—	(169,409)	—	—	169,409	—	—	—
Net loss	—	—	—	—	—	—	(5,905)	(5,905)
Other comprehensive loss	—	—	—	—	—	(19,522)	—	(19,522)
Balance, December 31, 2024	169,426,114	$17	21,603,481	$(127,827)	$1,911,035	$(39,232)	$(586,723)	$1,157,270
Stock-based compensation	—	—	—	—	16,647	—	—	16,647
Shares issued related to founders advisory fees - related party	1,837,304	—	—	—	—	—	—	—
Liability portion of founders advisory fees - related party reclassified to additional paid-in capital	—	—	—	—	138,823	—	—	138,823
Shares repurchased	—	—	3,774,675	(40,370)	—	—	—	(40,370)
Shares issued upon exercise of options	3,554,798	—	—	—	34,453	—	—	34,453
Net loss	—	—	—	—	—	—	(206,366)	(206,366)
Other comprehensive income	—	—	—	—	—	32,862	—	32,862
Balance, December 31, 2025	174,818,216	$17	25,378,156	$(168,197)	$2,100,958	$(6,370)	$(793,089)	$1,133,319
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(206,366)	$(5,905)	$67,486
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Founders advisory fees - related party (change in fair value)	435,163	198,308	(108,481)
Depreciation and amortization expense	74,032	65,718	64,855
Interest and payment-in-kind on preferred stock	7,332	7,057	6,792
Stock-based compensation	16,647	12,849	1,596
Non-cash lease expense	6,861	5,070	5,248
Deferred income taxes	(74,144)	(99,557)	(25,816)
Intangible impairment	—	—	40,738
Amortization of deferred financing costs	1,907	1,730	1,664
Gain on contingent earn-out	—	—	(7,273)
Foreign currency (gain) loss	(3,038)	2,443	(1,655)
Loss on disposal of assets	149	66	139
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,954)	(13,293)	(14,435)
Inventories	(5,980)	29,872	(2,044)
Prepaid expenses and other current assets	971	(843)	1,014
Accounts payable	6,228	(754)	(15,335)
Deferred revenue	37	1,842	—
Income taxes payable, net	(5,685)	(13,299)	(3,498)
Accrued expenses and other current liabilities	4,159	4,306	(1,758)
Founders advisory fees - related party (cash settled)	(6,677)	(2,702)	(4,655)
Operating lease liabilities	(4,867)	(3,278)	(4,182)
Finance lease liabilities	(489)	(501)	(282)
Other, net	(1,137)	(741)	75
Net cash provided by operating activities	238,149	188,388	193
Cash flows from investing activities:
Purchase of property and equipment	(29,591)	(15,531)	(9,435)
Purchase of intangible assets	(15,226)	—	—
Proceeds from short-term investments	—	5,383	—
Purchase of short-term investments	—	—	(5,459)
Purchase of businesses, net of cash acquired	(62,000)	(32,792)	—
Net cash used in investing activities	(106,817)	(42,940)	(14,894)
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Common stock repurchased	(40,370)	—	—
Ordinary shares repurchased	—	(14,420)	(64,066)
Proceeds from exercises of warrants	—	23,509	—
Proceeds from exercises of options	34,453	—	—
Principal payments on finance lease obligations	(875)	(740)	(387)
Payment for credit facility financing fees	(2,179)	—	—
Net cash (used in) provided by financing activities	(8,971)	8,349	(64,453)
Effect of foreign currency on cash and cash equivalents	5,110	(2,617)	(320)
Net change in cash and cash equivalents	127,471	151,180	(79,474)
Cash and cash equivalents, beginning of period	198,456	47,276	126,750
Cash and cash equivalents, end of period	$325,927	$198,456	$47,276
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,745	$37,317	$37,005
Cash paid for income taxes	$48,851	$74,559	$25,960
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$138,823	$8,464	$2,618
See accompanying notes to consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Operations
Perimeter Solutions, Inc. (the “Company”) is a leading provider of industrial products and services that support critical and complex customer missions across a range of niche applications. Our current operations span firefighting products, lubricant additives, electronic components and, following the acquisition of Medical Manufacturing Technologies, LLC (“MMT”) in January 2026, highly engineered machinery for the medical device industry.

The Company conducts its operations globally, with approximately 76% of annual revenues derived in the United States, approximately 10% in Europe and approximately 7% in Canada, with the remaining approximately 7% spread across various other countries.

The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.
The Fire Safety Segment is a formulator and manufacturer of fire management products that help the Company’s customers combat various types of fires, including wildland, industrial structural, flammable liquids and other types of fires. The Fire Safety Segment also offers specialized equipment and services, typically in conjunction with our fire management products to support the Company’s customers’ firefighting operations. The Company’s specialized equipment includes airbase retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that the Company custom designs and manufactures to meet specific customer needs.

The Specialty Products Segment develops, produces and markets products for non-fire safety markets. The Specialty Products Segment includes Phosphorus Derivatives, Inc., which produces Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies. The Specialty Products Segment also includes Intelligent Manufacturing Solutions (“IMS”), which is a manufacturer of electronic or electro-mechanical components of larger solutions. IMS has a flexible, vertically integrated production facility that allows it to acquire and produce a variety of product lines across a range of end markets, including communications infrastructure, energy infrastructure, defense systems, and industrial systems, with a substantial focus on aftermarket repair and replacement. The Company completed the acquisition of MMT in January 2026, and the Company expects that MMT will be part of its Specialty Products Segment. MMT provides highly engineered machinery and associated aftermarket consumables, parts, and services to support the production of complex medical devices as well as select highly engineered industrial and aerospace and defense use cases. MMT’s capabilities include original equipment manufacturing, including application specific equipment and automation solutions for medical devices such as complex catheters, guidewires and microcoils, as well as aftermarket parts, services, and consumables.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, after elimination of intercompany transactions and balances.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying consolidated financial statements include the fair value of purchase consideration and assets acquired and liabilities assumed in a business combination, stock options, and founder advisory fees. Actual results could differ from those estimates.
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
Short-term Investments
Short-term investments represent investments in certificate of deposits with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at carrying value, which approximates estimated fair value. Interest on short-term investments is recorded and is presented as a component of interest expense in the accompanying consolidated statements of operations and comprehensive (loss) income.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amounts due from customers for products or services provided. The Company evaluates the collectability of its accounts receivable based on management's estimate for expected credit losses for outstanding accounts receivables. The Company determines expected credit losses based upon a number of factors, including historical experience, the likelihood of payment from its customers, and any other known specific factors associated with its customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable and reassess the adequacy of the allowance each reporting period. Account balances are charged-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and 2024, the allowance for doubtful accounts was immaterial.
Inventories
Inventories are stated at the lower of cost, determined using the the weighted-average cost method, or net realizable value. The Company evaluates inventories periodically during each reporting period for obsolete, excess, or slow-moving products and will record any adjustment, if necessary, to report these items at an estimated net realizable value.
Property, Plant and Equipment, Net
Property, plant and equipment acquired in business combinations are recorded at fair value at the date of acquisition. All other property, plant and equipment are stated at cost less accumulated depreciation. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive (loss) income in the period realized. Costs of maintenance and repairs are charged to expense as incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30–40 Years
Furniture and fixtures	1–8 Years
Machinery and equipment	1–26 Years
Vehicles	1–8 Years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
Business Combinations
The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, and record any residual purchase price as goodwill. The Company records assets acquired and liabilities assumed at their respective fair value at the date of acquisition. Management uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date. Such estimates are inherently uncertain and may be subject to refinement. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. During the measurement period of up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill, to the extent such information was not available to the Company at the acquisition date to determine such amounts.
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

Goodwill
Goodwill is deemed to have an indefinite life and is assessed for impairment annually at the reporting unit level or more frequently when events or circumstances occur that indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value. The Company conducts an annual impairment test on October 1st each year. Depending on the facts and circumstances, the impairment test for goodwill can be performed using either a qualitative or quantitative approach. The qualitative approach consists of a weighting of several qualitative factors, including, but not limited to, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations, the recent and projected financial performance of the reporting unit, changes in the Company's enterprise market value and other relevant factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. This assessment can require significant judgments, including the estimation of future cash flows and an assessment of market and industry dependent risks. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment assessment. The Company performed a qualitative analysis on October 1, 2025, the date of the Company’s annual impairment assessment, and concluded that it was more likely than not that the fair value of the Company’s reporting units are greater than the respective carrying amounts. There was no impairment of goodwill during the years ended December 31, 2025, 2024, or 2023.
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
Impairment of Long-Lived Assets
Long-lived assets include acquired property, plant, and equipment and intangible assets subject to amortization. The Company evaluates the recoverability of long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. The Company determines the recoverability of such assets by comparing an asset’s respective carrying value to estimates of the sum of the undiscounted future cash flows expected to result from its asset group. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2023, the Company determined there was an impairment in a long-lived technology asset. See Note 5, “Goodwill and Other Intangible Assets” for additional information related to the impairment of long-lived assets. There were no impairments of long-lived assets during the years ended December 31, 2025 or 2024.
Revenue Recognition
The Company recognizes revenue when it transfers control of promised goods and services to the customer. Revenue is recognized in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. A company also is required to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company derives its revenue from contracts with customers, which comprise of following principal activities as described:
•Full-service air base fire retardant includes sales from the supply and service of fire retardant to designated air tanker bases. The Company provides fire retardant product, the related equipment, and service personnel who operate the related equipment at the designated air tanker bases for the period specified in the contract with respect to each designated air tanker base. Product revenues are recognized at the point in time when product is shipped and control is transferred to the customer, typically when the product is consumed by the customer. The component of service revenue is recognized ratably over time as the customer simultaneously receives and consumes the services. The Company has entered into full-service contracts with the U.S. Forest Service (“USFS”) and the state of California. These contracts are between Perimeter Solutions and the USFS and/or the state of California for supply and service of long-term fire retardant to the designated air tanker bases of certain Government agencies. The revenue derived from these contracts is comprised of multiple performance obligations, namely product sales, providing operations and maintenance personnel services, leasing of specified equipment, and expedited delivery capabilities. The performance obligation for product sales is satisfied at a point in time, while the performance obligations for services and leases are a “stand-ready obligation” and the revenue is recognized straight-line over the service period. Control of a product is deemed to be transferred to the customer upon shipment or delivery.
•Fire retardant, suppressant, and related equipment includes domestic and international sales of fire retardant and fire suppressant products. Product revenues are recognized at the point in time when control of the product is transferred to the customer which is upon shipment or delivery of the product to the customer, depending on the underlying contract terms.
•Specialty Products includes domestic and international sales of specialty chemical and industrials products by the Company’s entities in the U.S. and Germany. Product revenues are recognized at the point in time when control of the product is transferred to the customer which is upon shipment or delivery of the product to the customer, depending on the underlying contract terms.
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

Certain contracts entered by the Company have a duration of one year or more. Any billings made to the customer during the financial year for which the related product or service is yet to be delivered on the cutoff date, i.e., December 31, is recognized as deferred revenue. Deferred revenue was immaterial as of December 31, 2025 and 2024.
For full-service fire-retardant contracts, the Company identifies the fire-retardant product and the services as separate units of account. Substantially all performance obligations are satisfied by the end of the annual financial reporting period and the allocation of transaction price to each performance obligation does not have an impact on the recognition and measurement of revenues for the annual reporting period. There were no contract assets, contract obligations other than deferred revenue, or material rights as of December 31, 2025 and 2024.
Deferred Financing Fees
As of December 31, 2025 and 2024, unamortized debt issue costs of $5.9 million and $7.2 million, respectively, for the Company's Senior Notes were carried as a contra liability and are amortized over the term of the related debt using the effective interest method. As of December 31, 2025 and 2024, unamortized deferred financing costs of $2.5 million and $0.8 million, respectively, for the Company’s five-year revolving credit facility (the “Amended and Restated Revolving Credit Facility”) were carried as a long-term asset and were amortized on a straight-line basis into interest expense over the term of the Amended and Restated Revolving Credit Facility. Amortization of deferred financing fees was $1.3 million, $1.3 million and $1.2 million for Senior Notes and $0.6 million, $0.5 million and $0.5 million for the Amended and Restated Revolving Credit Facility during the years ended December 31, 2025, 2024 and 2023, respectively, and is presented as a component of interest expense in the consolidated statements of operations and comprehensive (loss) income.
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

Deferred tax assets and deferred tax liabilities are presented as non-current on the Company’s consolidated balance sheets.

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
Operating lease expenses are recognized on a straight-line basis over the lease term. Variable lease payments, which cannot be determined at the lease commencement date, are not included in ROU assets or lease liabilities and are expensed as incurred. Finance lease ROU assets are amortized over the estimated useful life of the underlying asset with expenses presented in cost of goods sold in the accompanying consolidated statements of operations and comprehensive (loss) income. Finance lease liabilities are subsequently remeasured by increasing the liability to reflect interest accrued during the period and decreasing the liability to reflect payments made during the period. Interest expense incurred on finance leases is included in interest expense in the accompanying consolidated statements of operations and comprehensive (loss) income.
Cash paid for operating leases and interest paid for finance leases are included in the consolidated statements of cash flows as operating activities and cash paid for finance lease principal is included in the financing activities section of the consolidated statements of cash flows.
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
Foreign Currencies
Prior to the Redomiciliation Transaction, the functional and reporting currencies for all Luxembourg entities were in U.S. dollars. The functional currency for the Company’s remaining non-U.S. subsidiaries is the local currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date except for non-monetary assets and liabilities, which are measured at historical exchange rates and revenues and expenses are translated at the average exchange rates for each respective reporting period. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive loss in stockholders’ equity. The Company does not recognize deferred taxes on translation adjustments from its investments in foreign subsidiaries that are essentially permanent in duration.
Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations are recorded in the consolidated statements of operations and comprehensive (loss) income. Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the years ended December 31, 2025, 2024 and 2023 were $3.2 million, $(2.6) million and $1.4 million, respectively.
Stock-Based Compensation
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
The Hull-White model requires the Company to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor, drift rate, the blended volatility based on the Company’s trading history of its Common Stock, risk-free interest rate, and expected dividends. The Company’s sub-optimal exercise factor of 2.5 represents the expectation that the option will be exercised when the share price reaches 2.5 times the option’s exercise price. The Company’s drift rate represents the risk-free rate less the dividend yield. Changes in assumptions made on the risk-free interest rate and expected volatility can materially impact the estimate of fair value and ultimately how much stock-based compensation expense is recognized.
The Company records forfeitures as they are incurred. The fair value of PBNQSO is expensed proportionately for each tranche over the applicable service period in which the performance conditions are deemed probable of achievement. The Company satisfies stock option exercises and the settlement of other equity awards through the issuance of authorized but unissued shares of Common Stock.

In the event that the PBNQSO do not meet the performance condition, the PBNQSO contain an equity sweep provision which allow for vesting if the market price of the Company’s Common Stock exceeds an amount equal to (i) two times the exercise price less (b) any dividends per share paid after the applicable grant date, on any 60 trading days within any 12-month period commencing on or after the first day of the third performance year covered by the 5-Year Option and ending on the last day of the fifth performance year covered by the 5-Year Option.
Restricted stock units
Restricted stock units are valued using the market price of the Company's Common Stock on the grant date. The grant date fair value of the restricted stock units is expensed on a straight-line basis over the applicable vesting period.
Founder Advisory Fees
An advisory agreement was entered into on December 12, 2019 by EverArc ("Founder Advisory Agreement") with EverArc Founders, LLC, a Delaware limited liability company ("EverArc Founder Entity"), which was assumed by the Company in 2021. The EverArc Founder Entity, for the services provided to the Company, including strategic and capital allocation advice, will be entitled to receive both a fixed amount (the “Fixed Annual Advisory Amount”) and a variable amount (the “Variable Annual Advisory Amount,” each an “Advisory Amount” and collectively, the “Advisory Amounts”) until the years ending December 31, 2027 and 2031, respectively. Under the Founder Advisory Agreement, at the election of the EverArc Founder Entity, at least 50% of the Advisory Amounts will be paid in Common Stock and remainder in cash. The Advisory Amounts to be paid in Common Stock is recorded within stockholders’ equity at grant date fair value and the Advisory Amounts to be paid in cash is recorded as a liability in the accompanying consolidated balance sheets. For the Advisory Amounts classified as liabilities, the Company will remeasure the fair value at each reporting date. The Fixed Annual Advisory Amount will be equal to 2,357,061 shares of Common Stock (1.5% of 157,137,410 shares outstanding as of November 9, 2021) for each year through December 31, 2027 and valued using the period end volume weighted average closing share price of the Company’s Common Stock for ten consecutive trading days. The Variable Annual Advisory Amount for each year through December 31, 2031 is based on the appreciation of the market price of the Company’s Common Stock if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model.
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
At December 31, 2025, the Company had $325.9 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions and the deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.
For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. The Company had one customer represent 19% of the total accounts receivable balance as of December 31, 2025 and two customers represent 20% and 16%, respectively, of the total accounts receivable balance as of December 31, 2024. No other customer accounted for 10% or greater of total accounts receivable balance as of December 31, 2025 and 2024.
The Company had two customers in the Fire Safety segment that accounted for 32% and 11%, respectively, of total net sales during the year ended December 31, 2025. The Company had two customers in the Fire Safety segment that accounted for 34% and 11%, respectively, of total net sales during the year ended December 31, 2024. The Company had one customer in the Fire Safety segment that accounted for 22% of total net sales during the year ended December 31, 2023. No other customer accounted for 10% or greater of total net sales during the years ended December 31, 2025, 2024 and 2023.
(Loss) Earnings Per Share
The Company’s basic (loss) earnings per share (“EPS”) is computed based on the weighted average number of Common Stock outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding performance-based stock options, warrants and founders advisory fees for Common Stock if the inclusion of these items is dilutive. The treasury stock method is used in determining the amount of Common Stock assumed to be issued from the exercise of Common Stock equivalents.
Reclassification

In 2024, the Company changed the presentation of freight expense on its consolidated statements of operations and comprehensive (loss) income from selling, general and administrative expense to cost of goods sold, to better match freight expense with freight income. The change has been applied retrospectively to the consolidated financial statements for the prior period presented in this Annual Report. The impact to the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2023 is presented in the following table (in thousands).

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
Recently Issued and Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows all entities to apply a practical expedient when estimating expected credit losses that assumes current conditions as of the balance sheet date will remain unchanged over the asset’s remaining life. The standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those years. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Although the ASU requires comparative disclosures for all periods presented, entities will be permitted to begin applying the guidance prospectively. Therefore, comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply this ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this ASU will have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU prospectively for the annual period beginning on January 1, 2025. While the adoption of this standard expanded the Company’s disclosures within the “Income Taxes” note on its Form 10-K, the adoption did not have any impact on its financial position or results of operations.

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	December 31, 2025	December 31, 2024
Inventories:
Raw materials and manufacturing supplies	$74,844	$65,872
Work in process	693	286
Finished goods	64,097	50,189
Total inventories	$139,634	$116,347

Prepaid Expenses and Other Current Assets:
Advance to vendors	$346	$2,471
Prepaid insurance	4,936	3,667
Prepaid value-added taxes	1,442	2,552
Income tax receivable	22,876	11,091
Other	4,449	3,392
Total prepaid expenses and other current assets	$34,049	$23,173

Property, Plant and Equipment:
Buildings	$4,547	$3,912
Leasehold improvements	4,666	2,975
Furniture and fixtures	608	584
Machinery and equipment	101,821	74,406
Vehicles	4,704	4,317
Construction in progress	10,287	9,721
Total property, plant and equipment, gross	126,633	95,915
Less: accumulated depreciation	(41,495)	(31,138)
Total property, plant and equipment, net	$85,138	$64,777

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$6,863	$6,216
Accrued salaries	3,163	1,514
Accrued employee benefits	1,092	1,381
Accrued interest	8,558	8,448
Accrued purchases	4,298	2,558
Accrued taxes	9,369	3,185
Operating lease liabilities	3,663	2,677
Finance lease liabilities	753	732
Customer deposits	2,338	458
Other	7,115	3,281
Total accrued expenses and other current liabilities	$47,212	$30,450

Depreciation expense related to property, plant and equipment for the years ended December 31, 2025, 2024 and 2023 was $14.3 million, $10.7 million and $9.8 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying consolidated statements of operations and comprehensive (loss) income.

4. BUSINESS COMBINATIONS

2024 Acquisition

On December 24, 2024, the Company acquired 100% of the shares of IMS DE Holdings, LLC (“IMS”), which is included within the Company’s Specialty Products segment. Based in New Hampshire, IMS is a manufacturer of electronic or electro-mechanical components of larger solutions. The acquisition was made to expand the Company’s manufacturing capabilities and allow it to acquire and produce a variety of product lines across a range of end markets, with a substantial focus on aftermarket repair and replacement. Consideration paid consisted of $32.8 million in cash, net of cash acquired, and there was no contingent consideration. The Company used the acquisition method of accounting for the transaction and has reflected the value of the acquired assets and liabilities assumed in the consolidated balance sheet, including accounts receivable, inventories, intangible assets, goodwill, and accounts payable. The acquisition date fair value of the technology and customer list intangible assets were $7.1 million and $6.0 million, respectively. The Company used an income approach, the multi-period excess earnings method, to calculate the acquisition date fair value of the customer list intangible assets and the relief-from-royalty method to calculate the acquisition date fair value of the technology intangible asset. Goodwill of $11.9 million was recognized as a result of expected synergies, assembled workforce, and other intangible benefits, all of which is expected to be deductible for tax purposes. Assumptions made by the Company in determining the acquisition date fair value related to revenue and gross profit projections, customer attrition rates, contributory asset charges, and the discount rate for the customer relationships, and revenue projections, a technology obsolescence rate, a royalty rate, and a discount rate for the technology. Certain of these inputs are not observable in the market and represent Level 3 measurements. As the Company completed its evaluation of the acquired assets and assumed liabilities, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of the acquisition date. The measurement period adjustments were not material. Acquisition-related costs, primarily consisting of legal and advisory fees, were recognized as an operating expense in the prior year and were not material.

2025 Acquisitions

On March 28, 2025, the Company acquired substantially all of the assets and technical data rights of certain electro-optical product lines from a third party, which met the definition of a business, for a total cash purchase price of $10.0 million. The product lines will be included within the Specialty Products segment. The Company used the acquisition method of accounting for the transaction and has reflected the value of the acquired assets and liabilities assumed in the consolidated balance sheet, including inventories, intangible assets, property, plant and equipment, goodwill and contractual liabilities. The Company expects that all of the approximately $0.6 million of goodwill and $2.1 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.

On September 12, 2025, the Company acquired substantially all of the assets and technical data rights of certain electronic product lines from a third party, which met the definition of a business, for a total cash purchase price of $12.0 million. The product lines will be included within the Specialty Products segment. The Company used the acquisition method of accounting for the transaction and has reflected the value of the acquired assets assumed in the consolidated balance sheet, including inventories, intangible assets, property, plant and equipment, and goodwill. The Company expects that all of the approximately $1.2 million of goodwill and $7.5 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.

On November 14, 2025, the Company acquired substantially all of the assets and technical data rights of certain electro-optical product lines from a third party, which met the definition of a business, for a total cash purchase price of $40.0 million. The product lines will be included within the Specialty Products segment. The Company used the acquisition method of accounting for the transaction and has reflected the preliminary value of the acquired assets assumed in the consolidated balance sheet, including inventories, intangible assets, property, plant and equipment, and goodwill. The accounting is provisional as the Company is pending valuation of certain tangible and intangible assets that is subject to final adjustment as the Company evaluates information during the measurement period. The preliminary acquisition date fair values of the customer list, technology and tradename intangible assets were $16.9 million, $6.0 million and $3.2 million, respectively. The Company used an income approach, the multi-period excess earnings method, to calculate the acquisition date fair value of the customer list intangible assets and the relief-from-royalty method to calculate the acquisition date fair value of the technology and tradename intangible assets. Goodwill of $10.4 million was recognized as a result of expected synergies and other intangible benefits. Assumptions made by the Company in determining the preliminary acquisition date fair value related to revenue and gross profit projections, customer attrition rates, contributory asset charges, and the discount rate for the customer list, and revenue projections, a technology obsolescence rate, a royalty rate, and a discount rate for the technology. Certain of these inputs are not observable in the market and represent Level 3 measurements. Acquisition-related costs, primarily consisting of legal and advisory fees, were recognized as an operating expense in the current period and were not material. The Company expects that all of the approximately $10.4 million of goodwill and $26.1 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.

For business combinations completed during the year ended December 31, 2025, the Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in thousands):

Aggregate Acquisitions
Acquired tangible assets	$16,424
Identified intangible assets	35,700
Liabilities assumed	(2,300)
Goodwill	12,176
Total allocable purchase price	$62,000

The following table presents the details of the intangible assets acquired in connection with business combinations during the year ended December 31, 2025 (dollars in thousands).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer lists	10 Years	8 - 11 Years	$23,000
Technology and patents	7 Years	6 - 7 Years	9,100
Tradenames	8 Years	8 Years	3,600
Total acquired intangible assets			$35,700

Pro-forma net sales and results of operations have not been presented for the product line acquisitions because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2023	$863,889	$172,390	$1,036,279
Foreign currency translation	(11,135)	(2,457)	(13,592)
Purchase price allocation for business combination	—	11,856	11,856
Balance, December 31, 2024	$852,754	$181,789	$1,034,543
Foreign currency translation	13,278	5,212	18,490
Purchase price allocation for business combinations	—	12,176	12,176
Measurement period adjustment for business combination	—	2	2
Balance, December 31, 2025	$866,032	$199,179	$1,065,211

Intangible assets and related accumulated amortization as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025
	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite-Lived Intangible Assets:
Customer lists	8	to	20	$790,000	$—	$(5,511)	$(156,300)	$628,189
Technology and patents(1)	4	to	20	281,426	(40,738)	(28)	(55,856)	184,804
Tradenames	8	to	20	108,100	—	(1,024)	(20,746)	86,330
Balance, December 31, 2025				$1,179,526	$(40,738)	$(6,563)	$(232,902)	$899,323
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
Definite-Lived Intangible Assets:
Customer lists	10	to	20	$767,000	$—	$(10,659)	$(118,596)	$637,745
Technology and patents	10	to	20	257,100	(40,738)	(4,187)	(38,868)	173,307
Tradenames	10	to	20	104,500	—	(1,393)	(15,742)	87,365
Balance, December 31, 2024				$1,128,600	$(40,738)	$(16,239)	$(173,206)	$898,417
During the year ended December 31, 2023, due to a downward revision in the revenue forecast related to a contingent earn-out eligible fire retardant product acquired by the Company in May 2020 during the purchase of LaderaTECH, Inc. (“LaderaTECH”), the Company determined that the $40.7 million in carrying value of the technology underlying the contingent earn-out eligible fire retardant product is no longer recoverable. As a result, during the year ended December 31, 2023 the Company recorded an impairment of $40.7 million in the accompanying consolidated statements of operations and comprehensive (loss) income.
Amortization expense for definite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $59.7 million, $55.0 million and $55.1 million, respectively.
Estimated annual amortization expense of intangible assets for the five years subsequent to December 31, 2025 and thereafter is as follows (in thousands):

Years Ending December 31:	Amount
2026	$62,846
2027	62,846
2028	62,846
2029	60,625
2030	59,039
Thereafter	591,121
Total	$899,323

6. LEASES
The following table presents assets and liabilities for leases as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Assets
Operating lease right-of-use assets	$30,152	$17,298
Finance lease right-of-use assets	5,713	6,173
Total lease assets	$35,865	$23,471

Liabilities
Operating lease liabilities:
Current (included in accrued expenses and other current liabilities)	$3,663	$2,677
Non-current	27,860	15,540
Total operating lease liabilities	31,523	18,217

Finance lease liabilities:
Current (included in accrued expenses and other current liabilities)	753	732
Non-current	5,694	6,013
Total finance lease liabilities	6,447	6,745

Total lease liabilities	$37,970	$24,962

Lease cost for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Operating lease cost (1)	$5,340	$3,463
Finance lease cost:
Amortization of right-of-use assets	1,031	1,080
Interest on lease liabilities	490	527
Total lease cost	$6,861	$5,070

Reported in:
Cost of goods sold	$6,183	$4,484
Selling, general and administrative expense	678	586
Total lease cost	$6,861	$5,070
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of December 31, 2025 the weighted-average remaining lease term of operating and finance leases were approximately 8.1 years and 5.4 years, respectively, and the weighted-average discount rates applied were 7.0% and 7.5%, respectively.

Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,867	$3,278
Operating cash flows for finance leases	489	501
Financing cash flows for finance leases	875	740
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$16,215	$3,479
Finance leases	685	884
Net change in operating right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$(56)	$(34)
As of December 31, 2025, the estimated future minimum payment obligations for non-cancelable operating leases and finance leases are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2026	$5,745	$1,209
2027	5,657	1,157
2028	4,917	1,828
2029	4,569	952
2030	4,110	552
Thereafter	16,875	2,741
Total lease payments	41,873	8,439
Less: imputed interest	(10,350)	(1,992)
Present value of lease liabilities	$31,523	$6,447

7. LONG-TERM DEBT AND PREFERRED STOCK
Long-term debt consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Senior Notes	$675,000	$675,000
Less: unamortized debt issuance costs	(5,878)	(7,226)
Long-term debt, net	$669,122	$667,774
Maturities of long-term debt as of December 31, 2025 are as follows (in thousands):

Years Ending December 31,	Amount
2026	$—
2027	—
2028	—
2029	675,000
2030	—
Thereafter	—
Total	$675,000
Revolving Credit Facility
On December 19, 2025, Perimeter Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Perimeter Holdings”) entered into an amended and restated credit agreement for its five-year Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility), whereby the total aggregate principal amount was increased from $100.0 million to $200.0 million. The Company incurred $2.2 million of deferred finance fees as a result of the Amended and Restated Revolving Credit Facility for the year ended December 31, 2025.
The Amended and Restated Revolving Credit Facility matures on December 19, 2030, subject to a springing maturity ninety-one days prior to the maturity date of the Senior Notes, as defined below. The Amended and Restated Revolving Credit Facility includes a $40.0 million swingline sub-facility and a $50.0 million letter of credit sub-facility. The Amended and Restated Revolving Credit Facility allows the Company to increase commitments under the Amended and Restated Revolving Credit Facility up to an aggregate amount not to exceed the greater of (i) $315.0 million (or, after the completion of the MMT acquisition, $360 million) and (ii) 100.00% of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the most recent four-quarter period (minus the aggregate outstanding principal amount of certain ratio debt permitted to be incurred thereunder).

Borrowings under the Amended and Restated Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at Perimeter Holdings option, either (x) Secured Overnight Financing Rate for the applicable corresponding tenor (“Term SOFR”) as published by CME Group Benchmark Administration, subject to a Floor of 1.00% or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00% and (d) 1.00%. The applicable margin is 2.75% in the case of Term SOFR-based loans and 1.75% in the case of base rate-based loans, with two step-ups of 0.25% each based upon the achievement of certain leverage ratios.
Solely to the extent that on the last day of the applicable fiscal year, the utilization of the Amended and Restated Revolving Credit Facility (excluding cash collateralized letters of credit and up to $15.0 million of undrawn letters of credit) exceeds 40% of the aggregate commitments, the Amended and Restated Revolving Credit Facility requires compliance on a quarterly basis with a maximum secured net leverage ratio of 7.00:1.00.
The Amended and Restated Revolving Credit Facility is fully and unconditionally guaranteed by the Company and each of Perimeter Holdings’ existing and future domestic wholly-owned material restricted subsidiaries, subject to customary exceptions, and is secured by a first priority lien, subject to certain permitted liens, on substantially all of Perimeter Holdings’ and each of the guarantors’ existing and future property and assets, subject to customary exceptions.

Deferred financing costs incurred in connection with securing the Amended and Restated Revolving Credit Facility are carried as a long-term asset and are amortized on a straight-line basis over the term of the Amended and Restated Revolving Credit Facility and included in interest expense in the accompanying consolidated statements of operations and comprehensive (loss) income.
As of December 31, 2025 and 2024, the Company did not have any outstanding borrowings under the Revolving Credit Facility or the Amended and Restated Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
Perimeter Holdings has $675.0 million, principal amount of 5.00% senior secured notes due October 30, 2029 (“Senior Notes”). The Senior Notes bear interest at an annual rate of 5.00%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.

The Senior Notes are general, secured, senior obligations of Perimeter Holdings; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings (including, without limitation, the Amended and Restated Revolving Credit Facility); and together with the Amended and Restated Revolving Credit Facility, are effectively senior to all existing and future indebtedness of Perimeter Holdings that is not secured by the collateral. The Senior Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by all of Perimeter Holdings’ existing or future restricted subsidiaries (other than certain excluded subsidiaries) that guarantee the Amended and Restated Revolving Credit Facility. The Senior Notes contain certain covenants limiting the Company’s ability and the ability of the restricted subsidiaries (as defined in the indenture governing the Senior Notes) to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on Perimeter Holdings assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change the Company’s line of business. As of December 31, 2025, and 2024, the Company was in compliance with financial covenants.
Deferred financing costs incurred in connection with securing the Senior Notes were capitalized and are amortized using the effective interest method over the term of the Senior Notes and included in interest expense in the accompanying consolidated statements of operations and comprehensive (loss) income. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes which have been recorded as long-term debt, net on the consolidated balance sheets as of December 31, 2025, and 2024.
Redeemable Preferred Stock

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
Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the shares of Preferred Stock are classified as a liability on the accompanying consolidated balance sheets, and $7.3 million, $7.1 million and $6.8 million of dividends on these shares of Preferred Stock for the years ended December 31, 2025, 2024 and 2023, respectively, are classified as interest expense in the accompanying consolidated statements of operations and comprehensive (loss) income.

The shares of Preferred Stock have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Company's Common Stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At December 31, 2025 and 2024, the redemption price was $117.2 million and $112.8 million, respectively.
8. INCOME TAXES
Income Tax (Expense) Benefit
The Company’s income tax (expense) benefit consisted of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Luxembourg	$—	$—	$—
U.S. federal	(20,668)	(36,605)	(7,178)
U.S. state and local	(6,519)	(13,249)	(1,485)
Other foreign jurisdictions	(17,076)	(8,745)	(11,250)
Total current	(44,263)	(58,599)	(19,913)
Deferred:
U.S. federal	59,550	81,253	20,584
U.S. state and local	14,173	17,394	4,886
Other foreign jurisdictions	421	910	346
Total deferred	74,144	99,557	25,816
Total income tax benefit	$29,881	$40,958	$5,903
The Company’s (loss) income before income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Luxembourg	$—	$(244,594)	$85,705
U.S.	(294,177)	170,922	(61,995)
Other foreign jurisdictions	57,930	26,809	37,873
Total (loss) income before taxes	$(236,247)	$(46,863)	$61,583

The total provision for income taxes can be reconciled to the tax computed at the Company’s statutory tax rate in the country of domicile (United States for 2025 and 2024 and Luxembourg for 2023) as follows:

	Year Ended December 31, 2025
	Amount (in thousands)	Percent
U.S. federal statutory tax rate	$49,612	21.00%
State and local income tax, net of federal (national) income tax effect(1)	9,023	3.82%
Foreign tax effects
Other foreign jurisdictions	(4,183)	(1.77)%
Effect of cross-border tax laws	804	0.34%
Tax credits	318	0.13%
Nontaxable or nondeductible items
Nondeductible officer compensation	(26,051)	(11.03)%
Other	358	0.16%
Effective tax rate	$29,881	12.65%
(1) State taxes in California, Illinois, Oregon, and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category

	Year Ended December 31,
	2024	2023
National statutory tax rate	21.00%	24.94%
Increase/(reduction) in income tax rate:
U.S. state and local income taxes, net	14.39	(6.35)
Effect of rates different from statutory	17.60	4.50
Nondeductible officer compensation	(5.19)	0.04
Tax on undistributed earnings	22.53	3.55
Section 250 deduction	0.67	(0.59)
Nontaxable gain/loss on earn-out liability	—	(2.48)
Founders advisory fees	29.48	(48.09)
Tax rate changes	0.67	(0.15)
Changes in prior year estimates	0.78	3.38
Write-off of deferred taxes in exited jurisdiction	(57.72)	—
Change in valuation allowance	45.34	11.58
Other, net	(2.15)	0.08
Effective tax rate	87.40%	(9.59)%

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

One Big Beautiful Bill Act
On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes broad changes to U.S. tax law including full expensing of qualified capital expenditures, full expensing of domestic research and development expenditures, modification of limitation on business interest, and modifications to the international tax framework. The Company is required under U.S. GAAP to recognize the effects of the new legislation in its financial statements in the period of enactment. The OBBBA did not impact the Company’s effective tax rate for the year ended December 31, 2025.

Income Taxes Paid
Income taxes paid, net of refunds, are as follows (in thousands):

Year Ended December 31, 2025
U.S. federal	$26,022

U.S. state and local
California	5,502
Other	9,692
15,194
Foreign
Spain	3,196
Other	4,439
7,635

Total income taxes paid, net of refunds	$48,851
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$—	$1,684
Inventories	122	59
Interest	—	118
Accrued expenses and other current liabilities	7,020	5,211
Lease liabilities	8,268	4,141
Deferred compensation	143,939	79,413
Other	3,458	5,598
Valuation allowance	(87)	(1,957)
Total deferred tax assets	162,720	94,267
Deferred tax liabilities:
Property, plant and equipment	(13,664)	(10,362)
Goodwill and other intangibles	(218,590)	(230,290)
Undistributed earnings	(2,082)	(1,183)
Right-of-use assets	(7,958)	(3,965)
Other	(374)	(370)
Total deferred tax liabilities	(242,668)	(246,170)
Net deferred tax liability	$(79,948)	$(151,903)

As of December 31, 2025, the Company had no recognized net operating loss carryforwards.

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

The valuation allowance for deferred tax assets as of December 31, 2025 relates to capital loss carryforwards in Canada that, in the judgment of the Company, are not more likely than not to be realized. The valuation allowance for deferred tax assets as of December 31, 2024 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more likely than not to be realized. The change in valuation allowance for deferred tax assets for the year ending December 31, 2025 was a net decrease of $1.9 million.
As of December 31, 2025, the Company has provided deferred taxes of $2.1 million associated with withholding taxes on accumulated undistributed earnings generated by foreign subsidiaries. Earnings of countries within the European Union would be subject to zero withholding tax on future distributions of unremitted earnings. The Company continues to assert permanent reinvestment of the remaining undistributed earnings for which deferred taxes have not been provided for as of December 31, 2025. The computation of the potential deferred tax liability associated with these undistributed earnings is not practicable. If there are policy changes, the Company would record the applicable taxes in the period of change.
Uncertain Tax Benefits
The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. As of December 31, 2025 and 2024 the Company had $23.2 million of uncertain tax positions that, if recognized, would not affect the effective tax rate. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statement of operations and comprehensive (loss) income.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2025	2024
Balance at beginning of year	$23,245	$23,245
Increase in prior years’ tax positions	—	—
Decrease in prior years’ tax positions	—	—
Balance at end of year	$23,245	$23,245
The Company files income tax returns in U.S. federal and state jurisdictions, and other foreign jurisdictions. As of December 31, 2025, tax years 2022 through 2024 are subject to examination by the tax authorities in the U.S.
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
Commitments
The Company does not have any material unconditional purchase obligations as of December 31, 2025.
10. EQUITY
Common Stock

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
The Company's board of directors (the "Board") is authorized, up to the maximum amount of the authorized capital, to (i) increase the issued share capital in one or several tranches by way of issuance of Common Stock or Preferred Stock with such rights as freely determined by the Board at its discretion, with or without share premium, against payment in cash or in kind, by conversion of claims on the Company or in any other manner (ii) issue subscription and/or conversion rights in relation to new shares or instruments within the limits of the authorized capital under the terms and conditions of warrants (which may be separate or linked to shares), bonds, notes or similar instruments issued by the Company, (iii) determine the place and date of the issue or successive issues, the issue price, the terms and conditions of the subscription of and paying up on the new shares and instruments and (iv) remove or limit the statutory preferential subscription right of the stockholders and of the holders of instruments issued by the Company that entitle them to a preferential subscription right.
As of December 31, 2025, there were 174,818,216 and 149,440,060 shares of Common Stock issued and outstanding, respectively. As of December 31, 2024, there were 169,426,114 and 147,822,633 shares of Common Stock issued and outstanding, respectively.

On August 06, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $100.0 million as of December 31, 2025. During the years ended December 31, 2025 and 2024, the Company repurchased 3,774,675 and 2,988,291 shares, respectively, under its Share Repurchase Plan. The repurchased shares are recorded at cost and are being held in treasury.
Warrants
During the year ended December 31, 2024 the Company received $23.5 million for 32,907,728 warrant exercises and issued 2,601,455 Ordinary Shares. The warrant subscription period ended on November 11, 2024. As of December 31, 2025 and 2024, there were no warrants issued or outstanding.
11. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
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
The Company has granted PBNQSO to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The exercise prices of the outstanding PBNQSO range from $2.94 to $27.84 per share and consist of two types of vesting criteria. For unvested PBNQSO grants through December 31, 2025, the remaining vesting period ranges from fiscal year 2026 through fiscal year 2029. The PBNQSO expire ten years from the grant date.
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
The table below summarizes the PBNQSO activity:

	Number of Options	Weighted-Average Exercise/Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	15,434,171	$8.44
Granted	3,113,000	$12.20
Exercised	(3,575,439)	$9.73
Forfeited	(777,000)	$7.71
Cancelled/Expired	(38,647)	$10.00
Outstanding at December 31, 2025	14,156,085	$8.98	7.6	$262,578
Options vested and exercisable	5,379,959	$9.11	6.9	$99,116
The assumptions used to fair value the PBNQSO granted during the year ended December 31, 2025 using the Hull-White model were as follows:

Year Ended December 31, 2025
Dividend yield	—%
Risk-free interest rate	4.06% to 4.57%
Expected volatility	49.00% to 50.00%
Expected life (years)	10.00
Suboptimal exercise multiple	2.5
Drift rate	4.06% to 4.57%
Weighted average exercise price of options granted	$12.20
Weighted average fair value of options granted	$7.09
Stock-based compensation expense recognized by the Company during the years ended December 31, 2025, 2024 and 2023 was $16.6 million, $12.8 million and $1.6 million, respectively. The total tax benefit, including impact of vesting and exercises, recognized during the years ended December 31, 2025, 2024 and 2023 related to non-cash stock-based compensation expense was $1.3 million, $0.2 million and $0.8 million, respectively. Compensation expense is recognized based upon probability assessments of achieving the AOP targets determined using estimated Adjusted EBITDA, net debt and diluted shares for PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of December 31, 2025, there was approximately $23.6 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.4 years.
During the year ended December 31, 2025, the Company received $34.5 million in proceeds from exercises of PBNQSO. The total intrinsic value of PBNQSO exercised during the year ended December 31, 2025 was $44.8 million.
Founder Advisory Amounts
As discussed in Note 13, Related Parties, the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the key terms and conditions of the Founder Advisory Agreement previously executed between EverArc and EverArc Founder Entity.
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

The key inputs into the Monte Carlo simulation model for the Variable Annual Advisory Amounts were as follows at December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Dividend yield	—%	—%	—%
Risk-free interest rate	3.80%	4.43%	3.84%
Expected volatility	50.00%	49.50%	48.10%
Expected life (years)	6.00	7.00	8.00
10-day volume weighted average share price	$27.89	$12.85	$4.51
All of the Founder Advisory Amounts are vested. Compensation expense recorded by the Company in the future will depend upon changes in the fair value of the liability-classified Advisory Amounts. See Note 13, “Related Parties”, for additional information related to the Founders Advisory Amounts.
Savings and Investment Plans
The Company sponsors a savings and investment plan under which a portion of employee contributions are matched. The Company recognized compensation expense related to matching contributions of $1.5 million for the year ended December 31, 2025 and $1.3 million for the years ended December 31, 2024 and 2023.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Amended and Restated Revolving Credit Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Preferred Stock equals the redemption price, which approximates fair value. At December 31, 2025 and 2024, the estimated fair value of the Company's Senior Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $669.4 million and $629.5 million, respectively.
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

Liabilities by Hierarchy Level
The following tables set forth the Company’s liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy for the periods ended December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements Using:
December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$161,399	$—	$375,024	$536,423

December 31, 2024
Liabilities:
Founders advisory fees payable - related party	$52,098	$—	$194,662	$246,760
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
Changes in Level 3 Liabilities
A roll forward of Level 3 liabilities measured at fair value on a recurring basis is as follows (in thousands):

	Founders Advisory Fees Payable - Related Party	LaderaTECH Contingent Earn-out

Balance, December 31, 2022	$118,490	$7,273
Founders advisory fees - related party, change in fair value	(82,843)	—
Gain on contingent earn-out, change in fair value	—	(7,273)
Balance, December 31, 2023	35,647	—
Founders advisory fees - related party, change in fair value	159,015	—
Balance, December 31, 2024	194,662	—
Founders advisory fees - related party, change in fair value	382,040	—
Liability portion of Founders advisory fees - related party reclassified to additional paid-in capital	(119,368)	—
Current portion of Founders advisory fees - related party, transfer out of Level 3	(82,310)	—
Balance, December 31, 2025	$375,024	$—
13. RELATED PARTIES
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
The Company calculates the fair value of the Fixed Annual Advisory Amount using the average price of Common Stock and used a Monte Carlo simulation model to calculate the fair value of the Variable Annual Advisory Amount. The Advisory Amounts may be settled by paying up to 50% in cash, recorded as a liability, with the remaining percentage settled in Common Stock. While the entire instrument is subject to the fair value calculation described above, the amount classified and recorded as equity remains consistent while the amount classified and recorded as a liability is updated each period. For the years ended December 31, 2025 and 2024, the Company recognized an increase in the compensation expense related to the founders advisory fees payable - related party due to an increase in fair value for liability-classified Advisory Amounts of $435.2 million and $198.3 million, respectively, primarily due to increases in share price of the Company’s Common Stock.
As of December 31, 2025 and 2024, the fair value of the Fixed Annual Advisory Amount for the remaining term was calculated to be $131.3 million and $90.8 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of Common Stock of $27.89 and $12.85, respectively. As of December 31, 2025 and 2024, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $750.1 million and $389.3 million, respectively.
For 2025, the average price was $27.89 per share of Common Stock. The EverArc Founder Entity is entitled to receive the Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $65.7 million, based on an average price of $27.89 per share of Common Stock (the “2025 Fixed Amount”). The EverArc Founder Entity is also entitled to receive a Variable Annual Advisory Amount for 2025 of 14,462,123 shares of Common Stock, or a value of $403.4 million (the “2025 Variable Amount” and together with the 2025 Fixed Amount, the “2025 Advisory Amounts”). The EverArc Founder Entity elected to receive approximately 79.6% of the 2025 Advisory Amounts in shares of Common Stock (13,387,002 Common Shares) and approximately 20.4% of the 2025 Advisory Amounts in cash ($95.7 million). To satisfy the 2025 Advisory Amounts, the Company paid $95.7 million in cash on February 19, 2026 and expects to issue 13,387,002 shares of Common Stock in the first quarter of 2026.
For 2024, the average price was $12.85 per share of Common Stock. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $30.3 million, based on an average price of $12.85 per share of Common Stock (the “2024 Fixed Amount”). The EverArc Founder Entity did not qualify to receive the Variable Annual Advisory Amount for 2024 as the average price of $12.85 per share of Common Stock for 2024 was lower than the average price of $13.63 per Common Share established in 2021. The EverArc Founder Entity elected to receive approximately 78% of the 2024 Fixed Amount in Common Stock (1,837,304 Common Shares) and approximately 22% of the 2024 Fixed Amount in cash ($6.7 million). On February 18, 2025, the Company issued 1,837,304 Common Shares and paid $6.7 million in cash in satisfaction of the 2024 Fixed Amount.
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
Notwithstanding that the Fixed and Variable Advisory Amounts will be paid out over two years and six years, respectively, the Company has accrued the full amount of the payments because, the Company has incurred an obligation equal to the present value of the entire amount of both the Fixed and Variable Annual Advisory Amounts.
14. REVENUE RECOGNITION
Disaggregation of Revenues
Amounts recognized at a point in time primarily relate to products sold whereas amounts recognized over time primarily relate to services associated with the full-service retardant contracts. Revenues for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues from products	$544,449	$464,806	$290,720
Revenues from services	108,268	95,903	30,158
Other revenues	145	259	1,230
Total net sales	$652,862	$560,968	$322,108
15. (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share represents income available to common or ordinary stockholders divided by the weighted average number of Common Stock or Ordinary Shares outstanding during the reported period. Diluted (loss) earnings per share is based upon the weighted-average number of shares outstanding during the period plus additional weighted-average potentially dilutive share equivalents during the period when the effect is dilutive.
Basic and diluted weighted average shares outstanding and (loss) earnings per share were as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(206,366)	$(5,905)	$67,486

Weighted-average shares outstanding:
Weighted average shares used in computing (loss) earnings per share, basic	150,370,533	145,713,439	154,666,717
Founders advisory fees	—	—	11,785,305
Weighted average shares used in computing (loss) earnings per share, diluted	150,370,533	145,713,439	166,452,022

Basic (loss) earnings per share	$(1.37)	$(0.04)	$0.44

Diluted (loss) earnings per share	$(1.37)	$(0.04)	$0.41

The number of anti-dilutive securities not included in the calculation of diluted (loss) earnings per share were as follows:

	Year Ended December 31,
	2025	2024	2023
PBNQSO	4,603,398	3,047,072	245,004
Founders advisory fees	13,357,957	9,428,244	—
Warrants	—	6,395,268	8,460,860
Total	17,961,355	18,870,584	8,705,864
The Company expects to issue 13,387,002 shares of Common Stock in the first quarter of 2026. For additional information, refer to Note 13, “Related Parties.”

16. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products. The Fire Safety Segment provides fire retardants and fire suppressants, as well as specialized equipment and services typically offered in conjunction with its products. The Specialty Products Segment includes operations that develop, produce and market products for non-fire safety markets. See Note 1, “Description of Business and Basis of Presentation” for discussion of the Company’s operating segments.
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

Information related to net sales, Segment Adjusted EBITDA, depreciation and amortization, purchases of property and equipment, purchases of intangible assets, and segment assets are summarized below (in thousands):

	Year Ended December 31, 2025
	Fire Safety	Specialty Products	Total
Net sales:
Product	$380,840	$163,609	$544,449
Services and others	108,101	312	108,413
Total net sales	488,941	163,921	652,862

Less:
Adjusted cost of goods sold	160,177	103,920	264,097
Adjusted selling, general and administrative expense	38,277	18,798	57,075
Segment Adjusted EBITDA	$290,487	$41,203	$331,690
Less:
Depreciation and amortization			74,032
Interest and financing expense			39,135
Founders advisory fees - related party			435,163
Non-recurring expenses			2,420
Acquisition costs			3,578
Stock-based compensation expense			16,647
Foreign currency gain			(3,038)
Loss before income taxes			$(236,247)

Depreciation and amortization	$55,397	$18,635	$74,032
Purchases of property and equipment	$18,412	$11,179	$29,591
Purchase of intangible assets	$15,226	$—	$15,226
Segment assets	$191,016	$148,192	$339,208

	Year Ended December 31, 2024
	Fire Safety	Specialty Products	Total
Net sales:
Product	$340,112	$124,694	$464,806
Services and others	96,162	—	96,162
Total net sales	436,274	124,694	560,968

Less:
Adjusted cost of goods sold	160,157	72,705	232,862
Adjusted selling, general and administrative expense	35,996	11,816	47,812
Segment Adjusted EBITDA	$240,121	$40,173	$280,294
Less:
Depreciation and amortization			65,718
Interest and financing expense			40,461
Founders advisory fees - related party			198,308
Non-recurring expenses			6,766
Acquisition costs			612
Stock-based compensation expense			12,849
Foreign currency loss			2,443
Loss before income taxes			$(46,863)

Depreciation and amortization	$51,365	$14,353	$65,718
Purchases of property and equipment	$9,449	$6,082	$15,531
Segment assets	$83,677	$189,912	$273,589

	Year Ended December 31, 2023
	Fire Safety	Specialty Products	Total
Net sales:
Product	$194,166	$96,554	$290,720
Services and others	31,388	—	31,388
Total net sales	225,554	96,554	322,108

Less:
Adjusted cost of goods sold	117,242	66,711	183,953
Adjusted selling, general and administrative expense	32,098	9,270	41,368
Segment Adjusted EBITDA	$76,214	$20,573	$96,787
Less:
Depreciation and amortization			64,855
Interest and financing expense			41,378
Founders advisory fees - related party			(108,481)
Intangible impairment			40,738
Non-recurring expenses			4,046
Stock-based compensation expense			1,596
Gain on contingent earn-out			(7,273)
Foreign currency gain			(1,655)
Income before income taxes			$61,583

Depreciation and amortization	$51,178	$13,677	$64,855
Purchases of property and equipment	$4,287	$5,148	$9,435
Segment assets	$93,200	$191,946	$285,146
Total segment assets reconciled to consolidated amounts are as follows (in thousands):

	December 31, 2025	December 31, 2024
Total segment assets	$339,208	$273,589
Cash and cash equivalents	325,927	198,456
Goodwill	1,065,211	1,034,543
Customer lists, net	628,189	637,745
Technology and patents, net	184,804	173,307
Tradenames, net	86,330	87,365
Tax assets	23,338	11,389
Total consolidated assets	$2,653,007	$2,416,394
Net sales by geographical area are as follows:

	Year Ended December 31,
	2025	2024	2023
United States	76%	79%	65%
Canada	7	6	14
Other international sales (1)	17	15	21
Total net sales	100%	100%	100%
(1)    The Company did not have net sales in excess of 10% in any other countries for the years ended December 31, 2025, 2024 and 2023.

Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
United States	$65,565	$46,580
Germany	13,392	12,643
Other foreign jurisdictions	6,181	5,554
Total property, plant and equipment, net	$85,138	$64,777
17. PARENT COMPANY INFORMATION
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company.
Perimeter Solutions, Inc. (the “Parent Company”), has no material assets or standalone operations other than its ownership in its consolidated subsidiaries, the Preferred Stock described in Notes 7 and 10, the cash from the proceeds of sale of Common Stock, the cash paid on repurchase of Common Stock described in Note 10 and the Founder Advisory Fees described in Notes 12 and 13. Under the terms of the Amended and Restated Revolving Credit Facility entered into by Perimeter Holdings, LLC, a wholly owned subsidiary of Perimeter Intermediate, LLC which itself is a wholly owned subsidiary of Perimeter Solutions, Inc., Perimeter Holdings, LLC is restricted from making dividends, distributions, or other payments to Perimeter Solutions, Inc. As of December 31, 2025, substantially all of the consolidated net assets of Perimeter Holdings, LLC are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.
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

PERIMETER SOLUTIONS, INC.
PARENT COMPANY INFORMATION
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,513	$38,858
Intercompany receivable	16,968	3,542
Prepaid expenses and other current assets	1,302	1,234
Total current assets	41,783	43,634
Other assets:
Investment in subsidiaries	1,881,619	1,584,999
Other assets, net	—	133
Total assets	$1,923,402	$1,628,766
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$545	$662
Intercompany payable	125,711	85,711
Founders advisory fees payable - related party	95,726	6,677
Accrued expenses and other current liabilities	5,208	4,997
Total current liabilities	227,190	98,047
Founders advisory fees payable - related party	440,697	240,083
Preferred stock	115,904	109,966
Preferred stock - related party	1,293	2,831
Intercompany note payable	4,999	20,569
Total liabilities	790,083	471,496
Stockholders’ equity:
Total stockholders’ equity	1,133,319	1,157,270
Total liabilities and stockholders’ equity	$1,923,402	$1,628,766

PERIMETER SOLUTIONS, INC.
PARENT COMPANY INFORMATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Selling, general and administrative expense	$9,331	$10,754	$13,886
Founders advisory fees - related party	435,163	198,308	(108,481)
Total operating expense (income)	444,494	209,062	(94,595)
Operating (loss) income	(444,494)	(209,062)	94,595
Other expenses	10,141	7,252	6,201
(Loss) income before undistributed earnings of subsidiaries	(454,635)	(216,314)	88,394
Undistributed earnings of subsidiaries	248,269	210,409	(20,908)
Net (loss) income	(206,366)	(5,905)	67,486
Total comprehensive (loss) income	$(206,366)	$(5,905)	$67,486

PERIMETER SOLUTIONS, INC.
PARENT COMPANY INFORMATION
CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(206,366)	$(5,905)	$67,486
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Founders advisory fees - related party (change in fair value)	435,163	198,308	(108,481)
Equity in earnings of subsidiaries	(248,269)	(210,409)	20,908
Depreciation and amortization expense	133	133	—
Interest and payment-in-kind on preferred stock	7,332	7,057	4,754
Stock-based compensation	1,158	829	361
Foreign currency loss	595	—	—
Changes in operating assets and liabilities, net of acquisitions:
Intercompany receivable	26,574	19,125	16,038
Prepaid expenses and current other assets	(68)	1,567	898
Accounts payable	(117)	(91)	(2,792)
Accrued expenses and other current liabilities	(2,721)	(2,443)	265
Founders advisory fees - related party (cash settled)	(6,677)	(2,702)	(4,655)
Net cash provided by (used in) operating activities	6,737	5,469	(5,218)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(142)
Investment in subsidiaries	—	—	14,000
Proceeds from intercompany note payable	—	20,569	—
Payment of intercompany note payable	(15,570)	—	—
Net cash (used in) provided by investing activities	(15,570)	20,569	13,858
Cash flows from financing activities:
Common stock repurchased	(40,370)	—	—
Ordinary shares repurchased	—	(14,420)	(64,066)
Proceeds from exercises of warrants	—	23,509	—
Proceeds from exercises of options	34,453	—	—
Net cash (used in) provided by financing activities	(5,917)	9,089	(64,066)
Effect of foreign currency on cash and cash equivalents	(595)	—	—
Net change in cash and cash equivalents	(15,345)	35,127	(55,426)
Cash and cash equivalents, beginning of period	38,858	3,731	59,157
Cash and cash equivalents, end of period	$23,513	$38,858	$3,731
Non-cash investing and financing activities:
Liability portion of founders advisory fees - related party reclassified to additional paid in capital	$138,823	$8,464	$2,618

18. SUBSEQUENT EVENTS
On December 9, 2025, Perimeter Solutions North America, Inc., a Delaware corporation (the “Buyer”), a wholly-owned subsidiary of the Company, entered into a Securities Purchase Agreement (the “MMT Purchase Agreement”), by and among the Buyer, the Company, Thunderbird Midco, LLC, a Delaware limited liability company, and its subsidiaries (“MMT”), the equity holders of MMT (the “Sellers”), and certain other parties thereto pursuant to which the Buyer agreed to acquire all of the outstanding capital stock of MMT from the Sellers for $685 million in cash, subject to certain customary adjustments as set forth in the MMT Purchase Agreement (the “MMT Acquisition”).
On January 22, 2026, the Company completed the MMT Acquisition pursuant to the MMT Purchase Agreement (the “Closing”), and the Buyer acquired all of the outstanding capital stock of MMT in exchange for the cash consideration described above. The Purchase Agreement contains customary representations, warranties and covenants of the Buyer, the Company, MMT and the Sellers. Buyer and the Sellers have agreed to indemnify each other for certain breaches of representations, warranties and covenants. This transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date.
On January 2, 2026, Perimeter Holdings, LLC (“Perimeter Holdings”), an indirect wholly owned subsidiary of Perimeter Solutions, Inc. (the “Company”), completed its offering of $550 million in aggregate principal amount of 6.250% senior secured notes due 2034 (the “2034 Notes”) in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Notes were issued under an indenture, dated January 2, 2026 (the “Indenture”), by and among Perimeter Holdings, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The Notes mature on January 15, 2034, and bear interest at a rate of 6.250% per annum, payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2026. The Company used the net proceeds of the 2034 Notes, together with cash on hand, to pay the cash consideration for the MMT Acquisition and to pay related fees and expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, Perimeter Solutions, Inc. has evaluated, under the supervision and with the participation of the Company’s management, including Perimeter Solutions, Inc.’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report. Based on such evaluation, Perimeter Solutions, Inc.’s principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Under the supervision of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The Company completed three business combinations during 2025. Management excluded the three acquired businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Together the acquired businesses represented approximately 2% of the Company’s total assets and approximately 2% of the Company’s total revenues, as of and for the year ended December 31, 2025.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has provided an attestation report on Perimeter Solutions, Inc’s internal control over financial reporting which is included in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report.
Changes in Internal Control over Financial Reporting
Based on our management’s evaluation, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(c) Trading Plans
There were no Rule 10b5-1 trading arrangements adopted, materially modified, or terminated by our officers or directors during the fourth quarter of 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of stockholders and is incorporated herein by reference (excluding the information under the heading “Pay Versus Performance” which is not incorporated herein by reference).
Item 14. Principal Accounting Fees and Services.
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of stockholders and is incorporated herein by reference.

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
(3)Exhibits:
See Index to Exhibits on page 95.
Item 16. Form 10-K Summary.
None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of June 15, 2021, among EverArc Holdings Limited, SK Invictus Intermediate S.à r.l., Perimeter Solutions, SA, EverArc (BVI) Merger Sub Limited and SK Invictus Holdings, S.à r.l.	S-4	2.1	September 1, 2021
2.2^	Securities Purchase Agreement, dated as of December 9, 2025, by and among Thunderbird Topco, L.P., Thunderbird Midco, LLC, Perimeter Solutions, Inc. and Perimeter Solutions North America, Inc.	8-K	2.1	January 22, 2026
3.1	Certificate of Incorporation of Perimeter Solutions, Inc.	8-K12B	3.1	November 20, 2024
3.2	Bylaws of Perimeter Solutions, Inc.	8-K12B	3.2	November 20, 2024
4.1	Description of Securities.	10-K	4.1	February 20, 2025
4.2	Indenture, dated as of October 22, 2021 between EverArc Escrow S.à r.l. and U.S. Bank National Association.	S-4/A	4.5	October 25, 2021
4.3	Indenture, dated January 2, 2026, by and between Perimeter Holdings, LLC, as issuer, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.	8-K	4.1	January 2, 2026
4.4	Form of 6.250% Senior Secured Notes due 2034 (included in Exhibit 4.3).	8-K	4.2	January 2, 2026
10.1	Advisory Services Agreement, dated as of December 12, 2019 by and between EverArc Holdings Limited and EverArc Founders LLC.	S-4/A	10.3	October 8, 2021
10.2	Assignment and Assumption Agreement, dated as of November 9, 2021 by and between Perimeter Solutions, SA, EverArc Holdings Limited and EverArc Founders LLC.	S-1/A	10.16	November 10, 2021
10.3†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.6	October 8, 2021
10.4	Letter Agreement, dated as of June 15, 2021 between EverArc Holdings Limited, Perimeter Solutions, SA and Edward Goldberg.	S-4/A	10.12	October 8, 2021
10.5†	Perimeter Solutions, SA 2021 Equity Incentive Plan.	S-1/A	10.13	November 10, 2021
10.6†	Employment Agreement, dated as of May 6, 2022 by and between Perimeter Solutions, SA and Jeffrey Emery.	10-K	10.15	March 1, 2023
10.7†	Employment Agreement, dated as of March 8, 2023 by and between Perimeter Solutions, SA and Haitham Khouri.	10-Q	10.1	May 10, 2023
10.8†	Amendment to the Employment Agreement, dated as of March 8, 2023 by and between Perimeter Solutions, SA and Edward Goldberg.	10-Q	10.2	May 10, 2023
10.9†	Employment Agreement, dated as of October 1, 2021 by and between Perimeter Solutions, SA and Noriko Yokozuka.	10-Q	10.3	May 10, 2023
10.10†	Form of 2021 Option Award Agreement (As Amended).	8-K	10.1	May 12, 2023
10.11†	Form of 2022 Option Award Agreement (As Amended).	8-K	10.2	May 12, 2023
10.12†	Form of 2023 Option Award Agreement.	8-K	10.3	May 12, 2023
10.13†	Employment Agreement, dated as of November 16, 2023 by and between Perimeter Solutions, SA and Kyle Sable.	10-K	10.18	February 22, 2024
10.14	Form of Indemnification Agreement	S-4	10.4	July 31, 2024
10.15*†	Employment Agreement dated as of September 30, 2024 by and between Perimeter Solutions, SA and Grant Bowman

10.16^	Amended and Restated Credit Agreement, dated as of December 19, 2025, by and among Perimeter Intermediate, LLC, as guarantor; Perimeter Holdings, LLC, as borrower; the other guarantors party thereto; the lenders, L/C issuers and swing line lender parties thereto; Morgan Stanley Senior Funding, Inc., as administrative agent; and Morgan Stanley Senior Funding, Inc., Goldman Sachs Bank USA, Bank of America, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and bookrunning managers; and Bank of Montreal and HSBC Securities (USA) Inc., as co-documentation agents.	8-K	10.1	December 29, 2025
19.1^	Perimeter Solutions, Inc. Insider Trading Policy	10-K	19.1	February 20, 2025
21.1*	Subsidiaries of Perimeter Solutions, Inc.
23.1*	Consent of BDO USA, P.C.
23.2*	Consent of KPMG, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Perimeter Solutions, SA Executive Officer Clawback Policy.	10-K	97.1	February 22, 2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

Perimeter Solutions, Inc.

Date: February 26, 2026	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Duly Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Haitham Khouri	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Haitham Khouri

/s/ Kyle Sable	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026
Kyle Sable

/s/ W. Nicholas Howley	Co-Chairman of the Board	February 26, 2026
W. Nicholas Howley

/s/ William N. Thorndike, Jr.	Co-Chairman of the Board	February 26, 2026
William N. Thorndike, Jr.

/s/ Vivek Raj	Director	February 26, 2026
Vivek Raj

/s/ Tracy Britt Cool	Director	February 26, 2026
Tracy Britt Cool

/s/ Bernt Iversen II	Director	February 26, 2026
Bernt Iversen II

/s/ Sean Hennessy	Director	February 26, 2026
Sean Hennessy

/s/ Robert S. Henderson	Director	February 26, 2026
Robert S. Henderson

/s/ Jorge L. Valladares III	Director	February 26, 2026
Jorge L. Valladares III