Form 10-Q
period 2026-03-31
Perimeter Solutions, Inc.
filed 2026-05-06
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 163,127,063 shares of Common Stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended March 31, 2026 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” in the annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”); (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (3) other public announcements we make from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$91,624	$325,927
Accounts receivable, net	87,536	64,363
Inventories	191,026	139,634
Prepaid expenses and other current assets	27,987	34,049
Total current assets	398,173	563,973
Property, plant and equipment, net	101,296	85,138
Operating lease right-of-use assets	37,297	30,152
Finance lease right-of-use assets	5,490	5,713
Goodwill	1,365,415	1,065,211
Customer lists, net	924,377	628,189
Technology and patents, net	200,318	184,804
Tradenames, net	125,297	86,330
Other assets, net	6,715	3,497
Total assets	$3,164,378	$2,653,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,408	$30,301
Accrued expenses and other current liabilities	61,322	47,212
Founders advisory fees payable - related party	25,839	95,726
Deferred revenue	3,322	1,879
Total current liabilities	128,891	175,118
Long-term debt, net	1,209,650	669,122
Operating lease liabilities, net of current portion	32,858	27,860
Finance lease liabilities, net of current portion	5,560	5,694
Deferred income taxes	121,788	80,410
Founders advisory fees payable - related party	338,480	440,697
Preferred stock	117,753	115,904
Preferred stock - related party	586	1,293
Other non-current liabilities	3,963	3,590
Total liabilities	1,959,529	1,519,688
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 4,000,000,000 shares authorized; 188,505,219 and 174,818,216 shares issued; 163,127,063 and 149,440,060 shares outstanding at March 31, 2026 and December 31, 2025, respectively	19	17
Treasury stock, at cost; 25,378,156 shares at March 31, 2026 and December 31, 2025	(168,197)	(168,197)
Additional paid-in capital	2,106,116	2,100,958
Accumulated other comprehensive loss	(12,936)	(6,370)
Accumulated deficit	(720,153)	(793,089)
Total stockholders’ equity	1,204,849	1,133,319
Total liabilities and stockholders’ equity	$3,164,378	$2,653,007

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$125,069	$72,030
Cost of goods sold	74,282	43,877
Gross profit	50,787	28,153
Operating expenses (income):
Selling, general and administrative expense	23,061	16,299
Amortization expense	22,599	14,099
Founders advisory fees - related party	(76,378)	(80,613)
Other operating expense	9,018	561
Total operating income	(21,700)	(49,654)
Operating income	72,487	77,807
Other expense (income):
Interest expense, net	24,356	9,644
Foreign currency gain	(1,351)	(1,159)
Other (income) expense, net	(364)	143
Total other expense, net	22,641	8,628
Income before income taxes	49,846	69,179
Income tax benefit (expense)	23,090	(12,493)
Net income	72,936	56,686
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,566)	7,885
Total comprehensive income	$66,370	$64,571
Earnings per share:
Basic	$0.47	$0.38
Diluted	$0.44	$0.36
Weighted average number of shares outstanding:
Basic	153,863,650	148,556,284
Diluted	165,074,373	156,727,696

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	174,818,216	$17	25,378,156	$(168,197)	$2,100,958	$(6,370)	$(793,089)	$1,133,319
Stock-based compensation	—	—	—	—	2,160	—	—	2,160
Shares issued related to founders advisory fees - related party	13,387,003	2	—	—	(2)	—	—	—
Shares issued upon exercise of options	300,000	—	—	—	3,000	—	—	3,000
Net income	—	—	—	—	—	—	72,936	72,936
Other comprehensive loss	—	—	—	—	—	(6,566)	—	(6,566)
Balance, March 31, 2026	188,505,219	$19	25,378,156	$(168,197)	$2,106,116	$(12,936)	$(720,153)	$1,204,849

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	169,426,114	$17	21,603,481	$(127,827)	$1,911,035	$(39,232)	$(586,723)	$1,157,270
Stock-based compensation	—	—	—	—	2,671	—	—	2,671
Shares issued related to founders advisory fees - related party	1,837,304	—	—	—	—	—	—	—
Shares repurchased	—	—	888,454	(8,183)	—	—	—	(8,183)
Shares issued upon exercise of options	4,100	—	—	—	41	—	—	41
Net income	—	—	—	—	—	—	56,686	56,686
Other comprehensive income	—	—	—	—	—	7,885	—	7,885
Balance, March 31, 2025	171,267,518	$17	22,491,935	$(136,010)	$1,913,747	$(31,347)	$(530,037)	$1,216,370

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$72,936	$56,686
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Founders advisory fees - related party (change in fair value)	(76,378)	(80,613)
Depreciation and amortization expense	27,139	16,893
Interest and payment-in-kind on preferred stock	1,904	1,833
Stock-based compensation	2,598	2,671
Non-cash lease expense	2,513	1,395
Deferred income taxes	(27,055)	8,927
Amortization of deferred financing costs	709	444
Foreign currency gain	(1,351)	(1,159)
Loss on disposal of assets	17	3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,424	11,830
Inventories	(3,099)	2,145
Prepaid expenses and other current assets	878	766
Accounts payable	(976)	(3,513)
Deferred revenue	219	4,564
Income taxes payable, net	5,338	1,660
Accrued expenses and other current liabilities	2,399	7,253
Founders advisory fees - related party (cash settled)	(95,726)	(6,677)
Operating lease liabilities	(1,903)	(994)
Finance lease liabilities	(119)	(127)
Other, net	(2,428)	(241)
Net cash (used in) provided by operating activities	(88,961)	23,746
Cash flows from investing activities:
Purchase of property and equipment	(5,801)	(4,813)
Purchase of businesses, net of cash acquired	(682,294)	(10,000)
Net cash used in investing activities	(688,095)	(14,813)
Cash flows from financing activities:
Common stock repurchased	—	(8,183)
Proceeds from exercises of options	3,000	41
Principal payments on finance lease obligations	(179)	(251)
Proceeds from issuance of long-term debt	550,000	—
Payment of debt issuance costs	(10,057)	—
Net cash provided by (used in) financing activities	542,764	(8,393)
Effect of foreign currency on cash and cash equivalents	(11)	1,054
Net change in cash and cash equivalents	(234,303)	1,594
Cash and cash equivalents, beginning of period	325,927	198,456
Cash and cash equivalents, end of period	$91,624	$200,050
Supplemental disclosures of cash flow information:
Cash paid for interest	$154	$6
Cash (received) paid for income taxes	$(2,034)	$530

See accompanying notes to condensed consolidated financial statements

PERIMETER SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying condensed consolidated financial statements of Perimeter Solutions, Inc. and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2025 Annual Report filed with the SEC on February 26, 2026.
Business Operations
Perimeter Solutions, Inc. (the “Company”) is a leading provider of industrial products and services that support critical and complex customer missions across a range of niche applications. The Company’s current operations span firefighting products, lubricant additives, electronic components and highly engineered machinery for the medical device industry.
The Company conducts its operations globally, with approximately 76% of the Company’s 2025 annual revenues were derived in the United States, approximately 10% in Europe and approximately 7% in Canada, with the remaining approximately 7% spread across various other countries.

The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.

The Fire Safety segment is a formulator and manufacturer of fire management products that help the Company’s customers combat various types of fires, including wildland, industrial structural, flammable liquids and other types of fires. The Fire Safety segment also offers specialized equipment and services, typically in conjunction with the Company’s fire management products to support the Company’s customers’ firefighting operations. The Company’s specialized equipment includes airbase retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that the Company custom designs and manufactures to meet specific customer needs.

The Specialty Products segment develops, produces and markets products for non-fire safety markets. The Specialty Products segment includes Phosphorus Derivatives, Inc., which produces Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies. The Specialty Products segment also includes Intelligent Manufacturing Solutions (“IMS”), which is a manufacturer of electronic or electro-mechanical components of larger solutions. IMS has a flexible, vertically integrated production facility that allows it to acquire and produce a variety of product lines across a range of end markets, including communications infrastructure, energy infrastructure, defense systems, and industrial systems, with a substantial focus on aftermarket repair and replacement. The Specialty Products segment also includes Medical Manufacturing Technologies, LLC (“MMT”), which provides highly engineered machinery and associated aftermarket consumables, parts, and services to support the production of complex medical devices as well as select highly engineered industrial and aerospace and defense use cases. MMT’s capabilities include original equipment manufacturing, including application specific equipment and automation solutions for medical devices such as complex catheters, guidewires and microcoils, as well as aftermarket parts, services, and consumables.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, after elimination of intercompany transactions and balances.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the fair value of purchase consideration and assets acquired and liabilities assumed in a business combination, stock options, and founder advisory fees. Actual results could differ from those estimates.
Accounting Policies
As of March 31, 2026, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to its consolidated financial statements included in the Company’s 2025 Annual Report.
Recently Issued and Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows all entities to apply a practical expedient when estimating expected credit losses that assumes current conditions as of the balance sheet date will remain unchanged over the asset’s remaining life. The standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those years. Early adoption is permitted. The Company adopted this ASU prospectively for the annual and interim periods beginning on January 1, 2026. The adoption did not have a material impact on the Company’s financial position or results of operations.

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

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below (in thousands):

	March 31, 2026	December 31, 2025
Inventories:
Raw materials and manufacturing supplies	$90,690	$74,844
Work in process	12,503	693
Finished goods	87,833	64,097
Total inventories	$191,026	$139,634

Prepaid Expenses and Other Current Assets:
Advance to vendors	$332	$346
Prepaid insurance	3,702	4,936
Prepaid value-added taxes	1,747	1,442
Income tax receivable	10,789	22,876
Other	11,417	4,449
Total prepaid expenses and other current assets	$27,987	$34,049

Property, Plant and Equipment:
Buildings	$4,087	$4,547
Leasehold improvements	6,938	4,666
Furniture and fixtures	1,245	608
Machinery and equipment	115,803	101,821
Vehicles	4,799	4,704
Construction in progress	13,792	10,287
Total property, plant and equipment, gross	146,664	126,633
Less: accumulated depreciation	(45,368)	(41,495)
Total property, plant and equipment, net	$101,296	$85,138

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$1,657	$6,863
Accrued salaries	5,483	3,163
Accrued employee benefits	1,071	1,092
Accrued interest	26,305	8,558
Accrued purchases	5,106	4,298
Accrued taxes	1,207	9,369
Operating lease liabilities	6,038	3,663
Finance lease liabilities	754	753
Customer deposits	6,422	2,338
Other	7,279	7,115
Total accrued expenses and other current liabilities	$61,322	$47,212
Depreciation expense related to property, plant and equipment for the three months ended March 31, 2026 and 2025 was $4.5 million and $2.8 million, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income.

4. BUSINESS COMBINATIONS
2026 Acquisition

On January 22, 2026, the Company acquired 100% of the shares of Medical Manufacturing Technologies, LLC (“MMT”), which is included within the Company’s Specialty Products segment. Based in Charlotte, North Carolina, MMT is a provider of automated, process-driven medical device manufacturing solutions, offering vertically integrated capabilities spanning process development, technical solutions, equipment applications and aftermarket support. The acquisition was made to expand the Company’s manufacturing capabilities and leverage MMT’s expertise in automation and precision manufacturing, which directly addresses the specialized needs of the medical device manufacturing industry. The consideration transferred consisted of $682.3 million in cash, net of cash acquired.

The Company accounted for the transaction as a business combination using the acquisition method and recorded the estimated fair values of the assets acquired and liabilities assumed in the consolidated balance sheet, including accounts receivable, inventories, intangible assets, goodwill, right-of-use assets, contract assets, accounts payable, contract liabilities and lease liabilities. The excess of consideration transferred over the estimated fair value of net assets acquired was recorded as goodwill. The acquisition date fair values of the customer lists, tradenames, technology and patents, and backlog intangible assets were $303.3 million, $41.0 million, $20.9 million and $10.2 million, respectively. The Company used a relief from royalty method to calculate the fair value of the trademark and technology and patents intangible assets and an income approach to calculate the fair value of the customer lists (the multi-period excess earnings method) and backlog (discounted cash flow / lost-profits method) intangible assets.

Goodwill of $303.8 million was recognized as a result of expected synergies, assembled workforce and other intangible benefits, of which approximately $117.9 million is expected to be deductible for tax purposes. In determining the fair value of the identifiable tangible and intangible assets acquired as of the acquisition date, the Company used assumptions including projected revenue and gross profit, customer attrition rates, contributory asset charges, discount rate, annual replacement rate and royalty rate. Some of these inputs are unobservable and therefore represent Level 3 fair value measurements.

The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimates and assumptions are subject to change during the measurement period. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: 1) deferred income taxes or liabilities, 2) valuation of certain intangible and tangible assets (including inventories), and 3) net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period. The Company believes that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and adjust the acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805, Business Combinations. Acquisition related costs incurred by the Company as the acquirer, primarily legal and advisory fees, totaled $8.4 million and were expensed as incurred during the three months ended March 31, 2026. Acquisition related costs are presented in other operating expense in the accompanying condensed consolidated statements of operations and comprehensive income.

For the business combination completed during the three months ended March 31, 2026, the Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities and goodwill as follows (in thousands):

Fair Value
Acquired tangible assets	$109,329
Identified intangible assets	375,400
Liabilities assumed	(106,203)
Goodwill	303,768
Total allocable purchase price	$682,294

The following table presents the details of the intangible assets acquired in connection with the business combination during the three months ended March 31, 2026 (dollars in thousands), which will be amortized over their estimated useful lives:

	Weighted Average Useful Life	Estimated Useful Life	Fair Value
Customer lists	16 Years	12 to 17 Years	$303,300
Tradenames	20 Years	20 Years	41,000
Technology and patents	14 Years	11 to 14 Years	20,900
Backlog (1)	1 Year	1 Year	10,200
Total acquired intangible assets	16 Years	1 to 20 Years	$375,400
(1)     The acquired backlog intangible asset is presented in customer lists, net on the accompanying condensed consolidated balance sheets.

2025 Acquisition

On March 28, 2025, the Company acquired substantially all of the assets and technical data rights of certain electro-optical product lines from a third party, which met the definition of a business, for a total cash purchase price of $10.0 million. The product lines are integrated into the Company’s IMS business within the Specialty Products segment. The Company used the acquisition method of accounting for the transaction and has reflected the value of the acquired assets and liabilities assumed in the condensed consolidated balance sheet, including inventories, intangible assets, property, plant and equipment, goodwill and contractual liabilities. The $0.6 million of goodwill and $2.1 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Fire Safety	Specialty Products	Total
Balance, December 31, 2025	$866,032	$199,179	$1,065,211
Purchase price allocation for business combinations	—	303,768	303,768
Foreign currency translation	(2,499)	(1,065)	(3,564)
Balance, March 31, 2026	$863,533	$501,882	$1,365,415

Intangible assets and related accumulated amortization as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026
	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	1	to	20	$1,103,500	$—	$(7,669)	$(171,454)	$924,377
Technology and patents	4	to	20	302,326	(40,738)	383	(61,653)	200,318
Tradenames	8	to	20	149,100	—	(1,410)	(22,393)	125,297
Balance, March 31, 2026				$1,554,926	$(40,738)	$(8,696)	$(255,500)	$1,249,992

			December 31, 2025
	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	8	to	20	$790,000	$—	$(5,511)	$(156,300)	$628,189
Technology and patents	4	to	20	281,426	(40,738)	(28)	(55,856)	184,804
Tradenames	8	to	20	108,100	—	(1,024)	(20,746)	86,330
Balance, December 31, 2025				$1,179,526	$(40,738)	$(6,563)	$(232,902)	$899,323

Amortization expense for definite-lived intangible assets for the three months ended March 31, 2026 and 2025 was $22.6 million and $14.1 million, respectively.
Estimated annual amortization expense of intangible assets for the next five years ended December 31, and thereafter is as follows (in thousands):

Amount
2026 remaining	$72,194
2027	86,662
2028	86,059
2029	83,838
2030	82,252
Thereafter	838,987
Total	$1,249,992
6. LEASES
Lease cost for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost (1)	$2,125	$1,016
Finance lease cost:
Amortization of right-of-use assets	269	252
Interest on lease liabilities	119	127
Total lease cost	$2,513	$1,395

Reported in:
Cost of goods sold	$2,314	$1,224
Selling, general and administrative expense	199	171
Total lease cost	$2,513	$1,395
(1)Operating lease cost does not include short-term leases or variable costs, all of which are immaterial.
As of March 31, 2026, the weighted-average remaining lease terms of the Company’s operating leases and finance leases were approximately 7.1 years and 5.3 years, respectively, and the weighted-average discount rates applied were 6.7% and 7.5%, respectively.
Supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$1,903	$994
Operating cash flows for finance leases	119	127
Financing cash flows for finance leases	179	251
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$8,735	$574
Finance leases	47	199
Net change in operating lease right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	$—	$(32)
As of March 31, 2026, the estimated future minimum payment obligations for non-cancelable operating and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$6,314	$923
2027	8,295	1,169
2028	6,825	1,839
2029	6,207	963
2030	4,654	560
Thereafter	17,199	2,739
Total lease payments	49,494	8,193
Less: imputed interest	10,598	1,879
Present value of lease liabilities	$38,896	$6,314
7. LONG-TERM DEBT AND PREFERRED STOCK
Senior Notes
Perimeter Holdings, LLC (“Perimeter Holdings”), an indirect wholly owned subsidiary of Perimeter Solutions, Inc. (the “Company”) has $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (the “2029 Notes”). The 2029 Notes bear interest at an annual rate of 5.00%. Interest on the 2029 Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.

On January 2, 2026, Perimeter Holdings completed its offering of $550.0 million in aggregate principal amount of 6.250% senior secured notes due 2034 (the “2034 Notes”) in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2034 Notes were issued under an indenture, dated January 2, 2026 (the “Indenture”), by and among Perimeter Holdings, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The Notes mature on January 15, 2034, and bear interest at a rate of 6.250% per annum, payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2026. The Company used the net proceeds of the 2034 Notes, together with cash on hand, to pay the cash consideration for the MMT Acquisition and to pay related fees and expenses.
The 2029 Notes and the 2034 Notes are general, secured, senior obligations of Perimeter Holdings; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings (including, without limitation, the Amended and Restated Revolving Credit Facility); and together with the Amended and Restated Revolving Credit Facility, are effectively senior to all existing and future indebtedness that is not secured by the collateral. The 2029 Notes and the 2034 Notes are subject to customary negative covenants, including but not limited to, certain limitations, including among other things, the ability to declare or pay dividends or make certain other payments, purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments, conduct certain asset sales, make certain restricted investments; incur certain indebtedness, grant certain liens, enter into certain transactions with affiliates, and consolidate, merge or transfer all or substantially all of the assets of the Company’s subsidiaries on a consolidated basis.

The indentures governing the 2029 Notes and the 2034 Notes also contain customary events of default and remedies (including acceleration). As of March 31, 2026, the Company was in compliance with all covenants.
Debt issuance costs incurred in connection with securing the 2029 Notes and the 2034 Notes were capitalized and are amortized using the effective interest method over the term of the 2029 Notes and the 2034 Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income. The unamortized portion of the debt issuance costs is included as a reduction to the carrying value of the 2029 Notes and the 2034 Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets. The Company incurred $10.1 million of debt issuance costs as a result of the 2034 Notes for the three months ended March 31, 2026.

Long-term debt consists of the following (in thousands):

	March 31, 2026
Long term debt:	2029 Notes	2034 Notes	Total
Principal	$675,000	$550,000	$1,225,000
Less: unamortized debt issuance costs	(5,530)	(9,820)	(15,350)
Long-term debt, net	$669,470	$540,180	$1,209,650

December 31, 2025
Long term debt:	2029 Notes
Principal	$675,000
Less: unamortized debt issuance costs	(5,878)
Long-term debt, net	$669,122
Maturities of long-term debt as of March 31, 2026 are as follows (in thousands):

Years Ending December 31,	Amount
2026	$—
2027	—
2028	—
2029	675,000
2030	—
Thereafter	550,000
Total	$1,225,000
Revolving Credit Facility
On December 19, 2025, Perimeter Holdings entered into an amended and restated credit agreement for its five-year Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility), whereby the total aggregate principal amount was increased from $100.0 million to $200.0 million.

The Amended and Restated Revolving Credit Facility matures on December 19, 2030, subject to a springing maturity ninety-one days prior to the maturity date of the 2034 Notes, as defined below. The Amended and Restated Revolving Credit Facility includes a $40.0 million swingline sub-facility and a $50.0 million letter of credit sub-facility. The Amended and Restated Revolving Credit Facility allows the Company to increase commitments under the Amended and Restated Revolving Credit Facility up to an aggregate amount not to exceed the greater of (i) $315.0 million (or, after the completion of the MMT acquisition, $360.0 million) and (ii) 100.00% of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the most recent four-quarter period (minus the aggregate outstanding principal amount of certain ratio debt permitted to be incurred thereunder).

Borrowings under the Amended and Restated Revolving Credit Facility bear interest at a rate equal to (i) an applicable margin, plus (ii) at Perimeter Holdings’ option, either (x) Secured Overnight Financing Rate for the applicable corresponding tenor (“Term SOFR”) as published by CME Group Benchmark Administration, subject to a Floor of 1.00% or (y) a base rate determined by reference to the highest of (a) the prime commercial lending rate published by the Wall

Street Journal, (b) the federal funds rate plus 0.50%, (c) the one-month Term SOFR rate plus 1.00% and (d) 1.00%. The applicable margin is 2.75% in the case of Term SOFR-based loans and 1.75% in the case of base rate-based loans, with two step-ups of 0.25% each based upon the achievement of certain leverage ratios.

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

Deferred financing costs incurred in connection with securing the Amended and Restated Revolving Credit Facility are carried as a long-term asset and are amortized on a straight-line basis over the term of the Amended and Restated Revolving Credit Facility and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income.

As of March 31, 2026 and December 31, 2025, the Company did not have any outstanding borrowings under the Revolving Credit Facility or the Amended and Restated Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Redeemable Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 20 million shares of Preferred Stock which are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual meeting. Holders of the Preferred Stock have no voting rights (only protective rights). As of March 31, 2026, the Company had issued 10 million shares of Preferred Stock, par value $0.0001 per share, stated value $100.0 million.

The Company, under its Certificate of Incorporation, is mandatorily required to redeem the Preferred Stock at any time prior to the earliest of (i) six months following the latest maturity date of the above-mentioned 2029 Notes, (ii) nine years after the date of issuance of the Preferred Stock or (iii) upon the occurrence of a change of control, as defined in the Company’s Certificate of Incorporation.

Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the shares of Preferred Stock are classified as a liability on the accompanying condensed consolidated balance sheets, and $1.9 million and $1.8 million of dividends on these shares of Preferred Stock were recorded as interest expense for the three months ended March 31, 2026, and 2025, respectively, in the accompanying condensed consolidated statements of operations and comprehensive income. Preferred dividends in arrears were $18.3 million and $17.2 million at March 31, 2026 and December 31, 2025, respectively.
The shares of Preferred Stock have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Company's Common Stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At March 31, 2026 and December 31, 2025, the redemption price was $118.3 million and $117.2 million, respectively.
8. INCOME TAXES

The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates.

The Company’s effective tax rate was (46.32)% for the three months ended March 31, 2026, and 18.06% for the three months ended March 31, 2025. The primary differences between the effective tax rate and the amount computed by applying the U.S. statutory rate of 21% are primarily due to increased benefits from stock-based compensation, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of March 31, 2026, and December 31, 2025 primarily relates to loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.

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
Commitments
The Company does not have any material unconditional purchase obligations as of March 31, 2026.
10. EQUITY
The Company is authorized to issue 4,020,000,000 shares of capital stock, consisting of (i) 4,000,000,000 shares of Common Stock and (ii) 20,000,000 shares of Preferred Stock. As of March 31, 2026, there were 188,505,219 and 163,127,063 shares of Common Stock issued and outstanding, respectively. Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the Preferred Stock is classified as a liability on the accompanying condensed consolidated balance sheets. Refer to Note 7, “Long-Term Debt and Preferred Stock” for additional information about the Preferred Stock.
On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The Company expects to periodically re-establish the limit for Common Stock repurchases. The approximate dollar value of shares that may yet be repurchased under the share repurchase plan was $100.0 million as of March 31, 2026 (the “Share Repurchase Plan”). During the three months ended March 31, 2026, the Company did not repurchase any shares under its Share Repurchase Plan. During the three months ended March 31, 2025, the Company repurchased 888,454 shares. The repurchased shares are recorded at cost and are being held in treasury.
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
During the three months ended March 31, 2026, the Company granted 1,594,730 performance-based non-qualified stock options (“PBNQSO”) to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The PBNQSO granted consist of two types of vesting criteria. The Company recognizes compensation costs for PBNQSO granted during the three months ended March 31, 2026 based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Hull-White model or Monte Carlo model, as applicable. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
As of March 31, 2026, there were 14,677,815 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $2.94 to $27.84 per share and expire ten years from the grant date.
The table below summarizes the PBNQSO activity for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise/ Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	14,156,085	$8.98
Granted	1,594,730	$25.97
Exercised	(300,000)	$10.00
Forfeited	(773,000)	$10.00
Outstanding at March 31, 2026	14,677,815	$10.75	7.74	$203,173
Options vested and exercisable	5,079,959	$9.05	6.69	$78,075
The assumptions used to fair value the PBNQSO granted during the three months ended March 31, 2026 using the Monte Carlo model were as follows:

March 31, 2026
Dividend yield	—%
Risk-free interest rate	4.05%
Expected volatility	49.00%
Expected term (years)	10.00
Suboptimal exercise multiple	2.50
Weighted average exercise price of options granted	$25.97
Weighted average fair value of options granted	$14.98
Non-cash stock-based compensation expense recognized by the Company for the three months ended March 31, 2026, and 2025 was $2.6 million and $2.7 million, respectively.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimates. As of March 31, 2026, there was approximately $46.1 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.

During the three months ended March 31, 2026, the Company received $3.0 million in proceeds from exercises of PBNQSO. The total intrinsic value of PBNQSO exercised during the three months ended March 31, 2026 was $4.0 million.

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
As of March 31, 2026 and December 31, 2025, the fair value of the Fixed Annual Advisory Amount was calculated to be $103.3 million and $131.3 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of $21.93 and $27.89, respectively. As of March 31, 2026 and December 31, 2025, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $625.3 million and $750.1 million, respectively.
For the three months ended March 31, 2026, the Company recognized a decrease in the compensation expense related to the founders advisory fees - related party due to a decrease in fair value for the liability-classified Advisory Amounts of $76.4 million. For the three months ended March 31, 2025, the Company recognized a decrease in the compensation expense related to the founders advisory fees - related party due to a decrease in fair value for liability-classified Advisory Amounts of $80.6 million.
12. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Amended and Restated Revolving Credit Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company's Preferred Stock equals the redemption price, which approximates fair value. At March 31, 2026 and December 31, 2025, the estimated fair value of the Company's 2029 Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $656.8 million and $669.4 million, respectively. At March 31, 2026, the estimated fair value of the Company’s 2034 Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $539.0 million.
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
Liabilities by Hierarchy Level
The following table sets forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
March 31, 2026	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$51,678	$—	$312,641	$364,319

December 31, 2025
Liabilities:
Founders advisory fees payable - related party	$161,399	$—	$375,024	$536,423
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
Changes in Level 3 Liabilities
The reconciliation for the portion of founders advisory fees payable - related party which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Fair value, beginning of period	$375,024	$194,662
Founders advisory fees - related party, change in fair value	(62,383)	(69,400)
Fair value, end of period	$312,641	$125,262
13. RELATED PARTIES
As discussed in Note 11, “Stock-Based Compensation,” the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the key terms and conditions of the Founder Advisory Agreement previously executed between EverArc and EverArc Founder Entity.
For 2025, the average price was $27.89 per share of Common Stock. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $65.7 million, based on an average price of $27.89 per share of Common Stock (the “2025 Fixed Amount”). The EverArc Founder Entity was also entitled to receive a Variable Annual Advisory Amount for 2025 of 14,462,123 shares of Common Stock, or a value of $403.4 million (the “2025 Variable Amount” and together with the 2025 Fixed Amount, the “2025 Advisory Amounts”). The EverArc Founder Entity elected to receive approximately 79.6% of the 2025 Advisory Amounts in shares of Common Stock (13,387,003 Common Shares) and approximately 20.4% of the 2025 Advisory Amounts in cash ($95.7 million). To satisfy the 2025 Advisory Amounts, the Company paid $95.7 million in cash on February 19, 2026 and issued 13,387,003 shares of Common Stock on March 3, 2026.

14. REVENUE RECOGNITION
Disaggregation of revenues
Amounts for products sold are recognized at a point in time, whereas amounts for contract services associated with full-service and portable retardant are recognized over time. Revenues for the three months ended March 31, 2026 and 2025 are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues from products	$122,567	$67,632
Revenues from services	2,379	4,382
Other revenues	123	16
Total net sales	$125,069	$72,030
15. EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted average number of Common Stock outstanding during the reported period. Diluted earnings per share is based upon the weighted-average number of shares outstanding during the period plus additional weighted-average potentially dilutive share equivalents during the period when the effect is dilutive.

Basic and diluted weighted average shares outstanding and earnings per share were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$72,936	$56,686

Weighted-average shares outstanding:
Weighted average shares used in computing earnings per share, basic	153,863,650	148,556,284
PBNQSO	6,496,601	1,100,229
Founders advisory fees	4,714,122	7,071,183
Weighted average shares used in computing earnings per share, diluted	165,074,373	156,727,696

Basic earnings per share	$0.47	$0.38

Diluted earnings per share	$0.44	$0.36
The number of anti-dilutive securities not included in the calculation of diluted earnings per share were as follows:

	Three Months Ended March 31,
	2026	2025
PBNQSO	145,310	235,000
Total	145,310	235,000
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
Segment Adjusted EBITDA is defined as income (loss) before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring, (ii) acquisition related costs, (iii) founder advisory fee expenses, (iv) stock-based compensation expense, (v) purchase accounting impact and (vi) foreign currency loss (gain).

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

Information related to net sales, Segment Adjusted EBITDA, depreciation and amortization, purchases of property and equipment, and purchases of intangible assets are summarized below (in thousands):

	Three Months Ended March 31, 2026
	Fire Safety	Specialty Products	Total
Net sales:
Product	$43,042	$79,525	$122,567
Services and others	2,402	100	2,502
Total net sales	$45,444	$79,625	$125,069

Less:
Adjusted cost of goods sold	$19,195	$45,289	$64,484
Adjusted selling, general and administrative expense	7,558	11,868	19,426
Segment Adjusted EBITDA	$18,691	$22,468	$41,159
Less:
Depreciation and amortization			27,139
Interest and financing expense			24,356
Founders advisory fees - related party			(76,378)
Non-recurring expenses			391
Acquisition costs			8,968
Stock-based compensation expense			2,598
Purchase accounting impact			5,590
Foreign currency gain			(1,351)
Income before income taxes			$49,846

Depreciation and amortization	$14,492	$12,647	$27,139
Purchases of property and equipment	$3,389	$2,412	$5,801

	Three Months Ended March 31, 2025
	Fire Safety	Specialty Products	Total
Net sales:
Product	$32,765	$34,867	$67,632
Services and others	4,398	—	4,398
Total net sales	$37,163	$34,867	$72,030

Less:
Adjusted cost of goods sold	$18,582	$22,620	$41,202
Adjusted selling, general and administrative expense	8,496	4,249	12,745
Segment Adjusted EBITDA	$10,085	$7,998	$18,083
Less:
Depreciation and amortization			16,893
Interest and financing expense			9,644
Founders advisory fees - related party			(80,613)
Non-recurring expenses			907
Acquisition costs			561
Stock-based compensation expense			2,671
Foreign currency gain			(1,159)
Income before income taxes			$69,179

Depreciation and amortization	$12,765	$4,128	$16,893
Purchases of property and equipment	$3,262	$1,551	$4,813
Total segment assets reconciled to consolidated amounts are as follows (in thousands):

	March 31, 2026
	Fire Safety	Specialty Products	Total
Segment assets	$194,020	$252,538	$446,558
Cash and cash equivalents			91,624
Goodwill			1,365,415
Customer lists, net			924,377
Technology and patents, net			200,318
Tradenames, net			125,297
Tax assets			10,789
Total consolidated assets			$3,164,378

	December 31, 2025
	Fire Safety	Specialty Products	Total
Segment assets	$191,016	$148,192	$339,208
Cash and cash equivalents			325,927
Goodwill			1,065,211
Customer lists, net			628,189
Technology and patents, net			184,804
Tradenames, net			86,330
Tax assets			23,338
Total consolidated assets			$2,653,007

Net sales by geographical area are as follows:

	Three Months Ended March 31,
	2026	2025
United States	62%	68%
Other international sales (1)	38%	32%
Total net sales	100%	100%
(1)    The Company did not have net sales in excess of 10% in any other countries for the three months ended March 31, 2026 and 2025.
Property, plant and equipment, net by geographical area consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
United States	$80,185	$65,565
Germany	12,778	13,392
Other foreign jurisdictions	8,333	6,181
Total property, plant and equipment, net	$101,296	$85,138
17. SUBSEQUENT EVENTS
In April 2026, the Company entered into two five-year agreements with governmental agencies, including an agreement with the United States Defense Logistics Agency for fire suppression foam and related services with a maximum contract value of approximately $500 million, and an agreement with the California Department of Forestry for long-term fire retardant products and related services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended March 31, 2026 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2025 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Perimeter Solutions, Inc. (“we,” “us,” “our,” or the “Company”) is a leading provider of industrial products and services that support critical and complex customer missions across a range of niche applications. Our current operations span firefighting products, lubricant additives, electronic components and highly engineered machinery for the medical device industry. We develop products that address complex customer challenges where there is little margin for error. Our offerings are typically a small part of a much broader solution that serves a growing end market. Our goal is to meet customer needs better than any alternative in every market we serve.

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

We conduct our operations globally, with approximately 76% of our 2025 annual revenues derived in the United States, approximately 10% in Europe and approximately 7% in Canada, with the remaining approximately 7% spread across various other countries.

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

Our Specialty Products segment develops, produces and markets products for non-fire safety markets. The Specialty Products segment includes Phosphorus Derivatives, Inc., which produces Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies. The Specialty Products segment also includes Intelligent Manufacturing Solutions (“IMS”), which is a manufacturer of electronic or electro-mechanical components of larger solutions. IMS has a flexible, vertically integrated production facility that allows it to acquire and produce a variety of product lines across a range of end markets, including communications infrastructure, energy infrastructure, defense systems, and industrial systems, with a substantial focus on aftermarket repair and replacement. The Specialty Products segment also includes Medical Manufacturing Technologies, LLC (“MMT”), which provides highly engineered machinery and associated aftermarket consumables, parts, and services to support the production of complex medical devices as well as select highly engineered industrial and aerospace and defense use cases. MMT’s capabilities include original equipment manufacturing, including application-specific equipment and automation solutions for medical devices such as complex catheters, guidewires and microcoils, as well as aftermarket parts, services, and consumables. MMT’s full solution suite encompasses both original machinery and recurring aftermarket parts, services, and consumables. MMT has a global footprint of manufacturing locations serving approximately 50 countries.

We operate six business units within our two reporting segments. The business unit structure is meant to promote decentralized execution and accountability, and maintain the geography and product-specific focus and granularity necessary to drive continued improvement in our key operational value drivers. Each business unit has a business unit manager, who is responsible for achieving targeted financial and operational results.

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

Specialty Products Segment

P2S5 is primarily used in the preparation of lubricant additives. The consumption of lubricant additives is driven by the social and economic trends globally of increased vehicle production and miles driven. The number of global miles driven has generally increased over time resulting in more engine wear and tear and increased demand for motor oil. Secondary markets for P2S5 include agricultural applications in the production of intermediates for pesticides and insecticides, flotation chemistry in the mining industry, for certain battery technologies, and for hydraulic and cutting fluids. IMS demand is primarily driven by recurring aftermarket repair and replacement needs for installed systems across its end markets. In our MMT business, demand for our machinery, parts, and consumables may be impacted by end user demand for medical procedures involving catheters and guidewires, and new medical device launch cadence by our customers. Demand for engineered machinery may be impacted by capital investment plans by medical device manufacturers.
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
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the conflicts in Ukraine and the Middle East. While the Company has limited exposure in regions with active conflicts, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s amended and restated revolving credit facility are based on variable rates, and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

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

Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Consolidated
The following table sets forth our results of operations for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net sales	$125,069	$72,030	$53,039	74%
Cost of goods sold	74,282	43,877	30,405	69%
Gross profit	50,787	28,153	22,634	80%
Operating expenses (income):
Selling, general and administrative expense	23,061	16,299	6,762	41%
Amortization expense	22,599	14,099	8,500	60%
Founders advisory fees - related party	(76,378)	(80,613)	4,235	(5%)
Other operating expense	9,018	561	8,457	1507%
Total operating income	(21,700)	(49,654)	27,954	(56%)
Operating income	72,487	77,807	(5,320)	(7%)
Other expense (income):
Interest expense, net	24,356	9,644	14,712	153%
Foreign currency gain	(1,351)	(1,159)	(192)	17%
Other (income) expense, net	(364)	143	(507)	(355%)
Total other expense, net	22,641	8,628	14,013	162%
Income before income taxes	49,846	69,179	(19,333)	(28%)
Income tax benefit (expense)	23,090	(12,493)	35,583	(285%)
Net income	$72,936	$56,686	$16,250	29%

Net Sales. Net sales increased by $53.0 million for the three months ended March 31, 2026, compared to the same period in 2025. Net sales in the Fire Safety segment increased by $8.3 million, representing higher fire suppressant sales of $13.4 million offset by lower fire retardant sales of $5.1 million. Fire suppressant sales increased $7.2 million in North America and $6.2 million in other geographies. Fire retardant sales decreased $7.5 million in North America, offset by an increase of $2.4 million in other geographies. Net sales in the Specialty Products segment increased $44.7 million, including a $41.4 million increase in revenue due to recently acquired businesses and a $3.3 million increase in base businesses. The Company considers that revenue attributable to base businesses includes revenue from acquired businesses that have been owned for a full four quarters after the date of acquisition.
Cost of Goods Sold. Cost of goods sold increased $30.4 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $6.8 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The decrease in the fair value of the Annual Advisory Amounts for the three months ended March 31, 2026 of $76.4 million was primarily due to a decrease in the Company’s average price per share from $27.89 as of December 31, 2025 to $21.93 as of March 31, 2026. The decrease in the fair value of the Annual Advisory Amounts for the three months ended March 31, 2025 of $80.6 million was primarily due to a decrease in the Company’s average price per share from $12.85 as of December 31, 2024, to $9.67 as of March 31, 2025.

Other Operating Expense. Other operating expense increased $8.5 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to costs related to the Company’s acquisition of MMT in January 2026.
Interest Expense, net. Interest expense, net increased $14.7 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher average debt outstanding resulting from the Company’s offering of the 2034 Notes in January 2026.
Income Tax Benefit (Expense). Income tax benefit was $23.1 million for the three months ended March 31, 2026, compared to income tax expense of $12.5 million for the same period in 2025. The change is primarily due to increased benefits from stock-based compensation and non-deductible compensation.
Business Segments
Segment Adjusted EBITDA is defined as income (loss) before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring, (ii) acquisition related costs, (iii) founder advisory fee expenses, (iv) stock-based compensation expense, (v) purchase accounting impact and (vi) foreign currency loss (gain). We use Segment Adjusted EBITDA, to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands) for the three months ended March 31, 2026 compared to the same period in 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$45,444	$79,625	$125,069	$37,163	$34,867	$72,030
Segment Adjusted EBITDA	$18,691	$22,468	$41,159	$10,085	$7,998	$18,083
Segment Adjusted EBITDA for our Fire Safety segment increased by $8.6 million during the three months ended March 31, 2026 compared with the same period in 2025. The increase was primarily due to higher net sales, as described above. Costs grew at a slower pace than revenues due to strong cost control, product mix and fixed costs leverage.
Segment Adjusted EBITDA for our Specialty Products segment increased by $14.5 million during the three months ended March 31, 2026 compared with the same period in 2025. The increase was primarily due to contributions from recently acquired businesses.

The following table provides a reconciliation of financial measures that are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to non-GAAP measures. The Company believes that these non-GAAP financial measures are useful to investors because they provide investors with a better understanding of the Company’s past financial performance and future results. The Company’s management uses these non-GAAP financial measures when it internally evaluates the performance of its business and makes operating decisions, including internal operating budgeting, performance measurement, and discretionary compensation. Segment Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP (in thousands):

(Unaudited)	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Income (loss) before income taxes	$62,127	$(12,281)	$49,846	$58,878	$10,301	$69,179
Depreciation and amortization	14,492	12,647	27,139	12,765	4,128	16,893
Interest and financing expense	10,455	13,901	24,356	5,954	3,690	9,644
Founders advisory fees - related party	(66,890)	(9,488)	(76,378)	(69,327)	(11,286)	(80,613)
Non-recurring expenses (1)	132	259	391	234	673	907
Acquisition costs	10	8,958	8,968	—	561	561
Stock-based compensation expense	716	1,882	2,598	1,576	1,095	2,671
Purchase accounting impact (2)	—	5,590	5,590	—	—	—
Foreign currency (gain) loss	(2,351)	1,000	(1,351)	5	(1,164)	(1,159)
Segment Adjusted EBITDA	$18,691	$22,468	$41,159	$10,085	$7,998	$18,083
(1) For the three months ended March 31, 2026, $0.3 million was related to litigation costs arising from a contractual dispute regarding control of the P2S5 facility, which is currently operated by Flexsys Chemical Company, and $0.1 million was related to restructuring and other non-recurring costs. For the three months ended March 31, 2025, $0.5 million was related to restructuring and other non-recurring costs, and $0.4 million was related to the Redomiciliation Transaction.

(2) For the three months ended March 31, 2026, $5.6 million was primarily related to the impact of purchase accounting on the cost of inventory sold. The inventory acquired received a purchase accounting step-up in basis.
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

We believe that our existing cash and cash equivalents of $91.6 million, net cash flows generated from operations and availability under the Amended and Restated Revolving Credit Facility as of March 31, 2026 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of March 31, 2026, we expect our remaining fiscal year 2026 capital expenditure budget to cover both our maintenance and growth capital expenditures. We may also raise capital through other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
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

As of March 31, 2026, the Company did not have any outstanding borrowings under the Amended and Restated Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Senior Notes
On November 9, 2021, Perimeter Holdings, LLC (“Perimeter Holdings”), an indirect wholly owned subsidiary of the Company, assumed $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (the “2029 Notes”), under an indenture dated as of October 22, 2021. The 2029 Notes bear interest at an annual rate of 5.00%. Interest on the 2029 Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.

On January 2, 2026, Perimeter Holdings, completed its offering of $550 million in aggregate principal amount of 6.250% senior secured notes due 2034 (the “2034 Notes”) in transactions that were exempt from the registration requirements of the Securities Act. The 2034 Notes were issued under an indenture, dated as of January 2, 2026. The 2034 Notes mature on January 15, 2034, and bear interest at a rate of 6.250% per annum, payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2026. The Company used the net proceeds of the 2034 Notes, together with cash on hand, to pay the cash consideration for the acquisition of MMT and related fees and expenses.
The 2029 and the 2034 Notes are general, secured, senior obligations of Perimeter Holdings; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings (including, without limitation, the Amended and Restated Revolving Credit Facility); and together with the Amended and Restated Revolving Credit Facility, are effectively senior to all existing and future indebtedness that is not secured by the collateral.

The 2029 Notes and the 2034 Notes are subject to customary negative covenants, including but not limited to, certain limitations, including among other things, the ability to declare or pay dividends or make certain other payments, purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments, conduct certain asset sales, make certain restricted investments; incur certain indebtedness, grant certain liens, enter into certain transactions with affiliates, and consolidate, merge or transfer all or substantially all of the assets of our subsidiaries on a consolidated basis. The indentures governing the 2029 Notes and the 2034 Notes also contain customary events of default and remedies (including acceleration). As of March 31, 2026, the Company was in compliance with all covenants, including financial covenants.
Debt issuance costs incurred in connection with securing the 2029 Notes and the 2034 Notes were capitalized and are amortized using the effective interest method over the term of the 2029 Notes and the 2034 Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income. The unamortized portion of the debt issuance costs is included as a reduction to the carrying value of the 2029 Notes and the 2034 Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets. The Company incurred $10.1 million of debt issuance costs as a result of the 2034 Notes for the three months ended March 31, 2026.
For additional information about our long-term debt, refer to Note 7, “Long-Term Debt and Preferred Stock,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Share Repurchase Plan
Under the share repurchase plan (the “Share Repurchase Plan”), we are authorized to repurchase, from time-to-time, shares of our Common Stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The Share Repurchase Plan does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The Company expects to periodically re-establish the limit for Common Stock repurchases.

The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $100.0 million as of March 31, 2026. During the three months ended March 31, 2026, the Company did not repurchase any shares under its Share Repurchase Plan. During the three months ended March 31, 2025, the Company repurchased 888,454 shares. The repurchased shares are recorded at cost and are being held in treasury.
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
For 2025, the EverArc Founder Entity was entitled to receive a Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $65.7 million, based on an average price of $27.89 per share (the “2025 Fixed Amount”). The EverArc Founder Entity was also entitled to receive a Variable Annual Advisory Amount for 2025 of 14,462,123 shares of Common Stock, or a value of $403.4 million (the “2025 Variable Amount” and together with the 2025 Fixed Amount, the “2025 Advisory Amounts”). The EverArc Founder Entity elected to receive approximately 79.6% of the 2025 Advisory Amounts in shares of Common Stock (13,387,003 Common Shares) and approximately 20.4% of the 2025 Advisory Amounts in cash ($95.7 million). To satisfy the 2025 Advisory Amounts, the Company paid $95.7 million in cash on February 19, 2026 and issued 13,387,003 shares of Common Stock on March 3, 2026.
For additional information about the Founder Advisory Agreement, refer to Note 11, “Stock-Based Compensation,” Note 12 “Fair Value Measurements” and Note 13, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Cash Flows:
The summary of our cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash (used in) provided by:
Operating activities	$(88,961)	$23,746
Investing activities	(688,095)	(14,813)
Financing activities	542,764	(8,393)
Effect of foreign currency on cash and cash equivalents	(11)	1,054
Net change in cash and cash equivalents	$(234,303)	$1,594
Operating Activities

Cash used in operating activities was $89.0 million for the three months ended March 31, 2026 and cash provided by operating activities was $23.7 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, the primary components of operating cash flows were net income of $72.9 million, non-cash benefits of $69.9 million and net operating asset investments of $92.0 million. For the three months ended March 31, 2025, the primary components of operating cash flows were net income of $56.7 million, non-cash benefits of $49.6 million and net operating asset reductions of $16.6 million.
Investing Activities

Cash used in investing activities was $688.1 million and $14.8 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we purchased a business for $682.3 million and purchased property and equipment of $5.8 million. During the three months ended March 31, 2025, we purchased a business for $10.0 million and purchased property and equipment of $4.8 million.

Financing Activities

Cash provided by financing activities was $542.8 million for the three months ended March 31, 2026 and cash used in financing activities was $8.4 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, we received proceeds from an issuance of long term debt of $550.0 million and received proceeds from exercises of options of $3.0 million, offset by payment of debt issuance costs of $10.1 million and $0.1 million in principal payments on finance lease obligations. During the three months ended March 31, 2025, we repurchased shares of outstanding Common Stock for $8.2 million and made $0.2 million in principal payments on finance lease obligations.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. Our significant accounting policies and estimates are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our consolidated financial statements included in our 2025 Annual Report filed on Form 10-K with the SEC on February 26, 2026. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the fair value of purchase consideration and assets acquired and liabilities assumed in a business combination, stock options and founder advisory fees. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Amended and Restated Revolving Credit Facility. Interest on borrowings under the Amended and Restated Revolving Credit Facility is based on Term SOFR plus or base rate plus an applicable margin. At March 31, 2026, we had no borrowings outstanding under the Amended and Restated Revolving Credit Facility.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at March 31, 2026, the Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the Company’s risk factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
Below is a summary of Common Stock repurchases for the quarter ended March 31, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2026 - January 31, 2026	—	$—	—	$100.0
February 1, 2026 - February 28, 2026	—	$—	—	$100.0
March 1, 2026 - March 31, 2026	—	$—	—	$100.0
Total	—		—

(1) On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million.
Item 3. Defaults Upon Senior Securities.
Not Applicable
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)

As previously disclosed, the Company and Edward Goldberg agreed that Mr. Goldberg would no longer serve as Vice Chairman of the Company.

Separation and Release Agreement

Effective March 31, 2026 (the "Separation Date"), the Company entered into a Separation and Release Agreement and a related Consulting Agreement with Mr. Goldberg in connection with his departure from the Vice Chairman role and his transition to a consulting arrangement. The Separation and Release Agreement supersedes the severance provisions contained in Mr. Goldberg's employment agreement and any amendments thereto.

Pursuant to the Separation and Release Agreement, Mr. Goldberg is entitled to receive a total severance amount consisting of the following components: (a) $768,750, representing 1.25 times his annual base salary; (b) $307,500, representing one-half of his target bonus for fiscal year 2026; and (c) approximately $41,322, representing the cost of 19 months of COBRA continuation coverage. The aggregate severance amount is payable in substantially equal installments over the 15-month period following the Separation Date.

The Separation and Release Agreement includes a general release of claims by Mr. Goldberg in favor of the Company. Mr. Goldberg's existing obligations relating to non-competition, non-solicitation, confidentiality, and non-disparagement remain in full force and effect in accordance with their terms.

With respect to Mr. Goldberg's outstanding equity awards, the Separation and Release Agreement provides as follows: (i) 2,487,500 previously vested stock options remained vested and exercisable in accordance with their terms; (ii) 150,000 unvested performance-based stock options are retained and remain eligible to vest on December 31, 2026, subject to Mr. Goldberg's continued service under the Consulting Agreement through that date; and (iii) all other unvested stock options held by Mr. Goldberg were forfeited as of the Separation Date.

Consulting Agreement

Effective April 1, 2026, Mr. Goldberg transitioned to an independent contractor role pursuant to the Consulting Agreement, under which he provides advisory and other services to the Company.

Item 6. Exhibits.

Exhibit Number	Description
2.1^
Securities Purchase Agreement, dated as of December 9, 2025, by and among Thunderbird Topco, L.P., Thunderbird Midco, LLC, Perimeter Solutions, Inc. and Perimeter Solutions North America, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 22, 2026).

4.1
Indenture, dated January 2, 2026, by and between Perimeter Holdings, LLC, as issuer, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 2, 2026).

4.2	Form of 6.250% Senior Secured Notes due 2034 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on January 2, 2026).
10.1*^	Separation and Release Agreement, dated as of March 31, 2026 by and between Perimeter Solutions, Inc., Perimeter Solutions LP and Edward Goldberg.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

Perimeter Solutions, Inc.

Date: May 6, 2026	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Duly Authorized Officer)

Date: May 6, 2026	By:	/s/ Kyle Sable
Kyle Sable
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)