Form 10-Q
period 2026-06-30
Perimeter Solutions, Inc.
filed 2026-07-31
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, there were 163,686,923 shares of Common Stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended June 30, 2026 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In Thousands, except per share data	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$82,776	$325,927
Accounts receivable, net	158,095	64,363
Inventories	203,265	139,634
Prepaid expenses and other current assets	52,252	34,049
Total current assets	496,388	563,973
Property, plant and equipment, net	109,215	85,138
Operating lease right-of-use assets	41,351	30,152
Finance lease right-of-use assets	5,223	5,713
Goodwill	1,365,724	1,065,211
Customer lists, net	904,934	628,189
Technology and patents, net	195,537	184,804
Tradenames, net	123,064	86,330
Other assets, net	3,322	3,497
Total assets	$3,244,758	$2,653,007
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,967	$30,301
Accrued expenses and other current liabilities	67,062	47,212
Founders advisory fees payable - related party	177,957	95,726
Deferred revenue	26,413	1,879
Total current liabilities	316,399	175,118
Long-term debt, net	1,210,247	669,122
Operating lease liabilities, net of current portion	36,370	27,860
Finance lease liabilities, net of current portion	5,367	5,694
Deferred income taxes	77,997	80,410
Founders advisory fees payable - related party	452,617	440,697
Preferred stock	118,962	115,904
Preferred stock - related party	520	1,293
Other non-current liabilities	4,661	3,590
Total liabilities	2,223,140	1,519,688
Equity:
Common stock, $0.0001 par value per share	19	17
Treasury stock, at cost	(168,197)	(168,197)
Additional paid-in capital	2,113,652	2,100,958
Accumulated other comprehensive loss	(22,068)	(6,370)
Accumulated deficit	(901,788)	(793,089)
Total equity	1,021,618	1,133,319
Total liabilities and equity	$3,244,758	$2,653,007

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands, except per share data	2026	2025	2026	2025
Net sales	$213,810	$162,639	$338,879	$234,669
Cost of goods sold	95,942	61,143	170,224	105,020
Gross profit	117,868	101,496	168,655	129,649
Operating expenses:
Selling, general and administrative expense	26,993	15,967	50,054	32,266
Amortization expense	24,025	14,604	46,624	28,703
Founders advisory fees - related party	266,255	96,883	189,877	16,270
Other operating expense	3,614	268	12,632	829
Total operating expenses	320,887	127,722	299,187	78,068
Operating (loss) income	(203,019)	(26,226)	(130,532)	51,581
Other expense (income):
Interest expense, net	19,593	9,930	43,949	19,574
Foreign currency gain	(1,203)	(2,096)	(2,554)	(3,255)
Other expense (income), net	27	(212)	(337)	(69)
Total other expense, net	18,417	7,622	41,058	16,250
(Loss) income before income taxes	(221,436)	(33,848)	(171,590)	35,331
Income tax benefit (expense)	39,801	1,687	62,891	(10,806)
Net (loss) income	(181,635)	(32,161)	(108,699)	24,525
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9,132)	24,120	(15,698)	32,005
Total comprehensive (loss) income	$(190,767)	$(8,041)	$(124,397)	$56,530
(Loss) earnings per share:
Basic	$(1.11)	$(0.22)	$(0.69)	$0.17
Diluted	$(1.11)	$(0.22)	$(0.69)	$0.16
Weighted average number of shares outstanding:
Basic	163,410,894	147,055,804	158,663,642	147,779,470
Diluted	163,410,894	147,055,804	158,663,642	156,039,133

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
In Thousands, except per share data	Shares	Amount	Shares	Amount
Balance, December 31, 2025	174,818,216	$17	25,378,156	$(168,197)	$2,100,958	$(6,370)	$(793,089)	$1,133,319
Stock-based compensation	—	—	—	—	2,160	—	—	2,160
Shares issued related to founders advisory fees - related party	13,387,003	2	—	—	(2)	—	—	—
Shares issued upon exercise of options	300,000	—	—	—	3,000	—	—	3,000
Net income	—	—	—	—	—	—	72,936	72,936
Other comprehensive loss	—	—	—	—	—	(6,566)	—	(6,566)
Balance, March 31, 2026	188,505,219	$19	25,378,156	$(168,197)	$2,106,116	$(12,936)	$(720,153)	$1,204,849
Stock-based compensation	—	—	—	—	2,888	—	—	2,888
Shares issued upon exercise of options	559,860	—	—	—	4,648	—	—	4,648
Net loss	—	—	—	—	—	—	(181,635)	(181,635)
Other comprehensive loss	—	—	—	—	—	(9,132)	—	(9,132)
Balance, June 30, 2026	189,065,079	$19	25,378,156	$(168,197)	$2,113,652	$(22,068)	$(901,788)	$1,021,618

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
In Thousands, except per share data	Shares	Amount	Shares	Amount
Balance, December 31, 2024	169,426,114	$17	21,603,481	$(127,827)	$1,911,035	$(39,232)	$(586,723)	$1,157,270
Stock-based compensation	—	—	—	—	2,671	—	—	2,671
Shares issued related to founders advisory fees - related party	1,837,304	—	—	—	—	—	—	—
Shares repurchased	—	—	888,454	(8,183)	—	—	—	(8,183)
Shares issued upon exercise of options	4,100	—	—	—	41	—	—	41
Net income	—	—	—	—	—	—	56,686	56,686
Other comprehensive income	—	—	—	—	—	7,885	—	7,885
Balance, March 31, 2025	171,267,518	$17	22,491,935	$(136,010)	$1,913,747	$(31,347)	$(530,037)	$1,216,370
Stock-based compensation	—	—	—	—	2,238	—	—	2,238
Shares repurchased	—	—	2,886,221	(32,187)	—	—	—	(32,187)
Shares issued upon exercise of options	25,067	—	—	—	251	—	—	251
Net loss	—	—	—	—	—	—	(32,161)	(32,161)
Other comprehensive income	—	—	—	—	—	24,120	—	24,120
Balance, June 30, 2025	171,292,585	$17	25,378,156	$(168,197)	$1,916,236	$(7,227)	$(562,198)	$1,178,631

See accompanying notes to condensed consolidated financial statements.

PERIMETER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
In Thousands	2026	2025
Cash flows from operating activities:
Net (loss) income	$(108,699)	$24,525
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Founders advisory fees - related party (change in fair value)	189,877	16,270
Depreciation and amortization expense	56,047	34,817
Interest and payment-in-kind on preferred stock	3,809	3,666
Stock-based compensation	5,490	4,909
Non-cash lease expense	5,283	2,913
Deferred income taxes	(73,319)	(11,293)
Amortization of deferred financing costs	1,347	890
Foreign currency gain	(2,554)	(3,255)
Loss on disposal of assets	17	6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(69,451)	(63,460)
Inventories	(15,856)	(21,834)
Prepaid expenses and other current assets	(21,335)	4,687
Accounts payable	7,281	12,003
Deferred revenue	23,275	18,340
Income taxes payable, net	2,721	7,962
Accrued expenses and other current liabilities	5,105	(763)
Founders advisory fees - related party (cash settled)	(95,726)	(6,677)
Operating lease liabilities	(4,085)	(1,998)
Finance lease liabilities	(236)	(251)
Other, net	1,394	(563)
Net cash (used in) provided by operating activities	(89,615)	20,894
Cash flows from investing activities:
Purchase of property and equipment	(18,526)	(17,577)
Purchase of intangible assets	—	(15,226)
Purchase of businesses, net of cash acquired	(682,294)	(10,000)
Net cash used in investing activities	(700,820)	(42,803)
Cash flows from financing activities:
Common stock repurchased	—	(40,370)
Proceeds from exercises of options	7,648	292
Principal payments on finance lease obligations	(379)	(482)
Proceeds from issuance of long-term debt	550,000	—
Payment of debt issuance costs	(10,057)	—
Net cash provided by (used in) financing activities	547,212	(40,560)
Effect of foreign currency on cash and cash equivalents	72	4,671
Net change in cash and cash equivalents	(243,151)	(57,798)
Cash and cash equivalents, beginning of period	325,927	198,456
Cash and cash equivalents, end of period	$82,776	$140,658
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,573	$19,698
Cash paid for income taxes	$5,647	$12,844

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
The Company conducts its operations globally, with approximately 76% of the Company’s 2025 annual revenues derived in the United States, approximately 10% in Europe and approximately 7% in Canada, with the remaining approximately 7% spread across various other countries.

The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.

The Fire Safety segment is a formulator and manufacturer of fire management products that help the Company’s customers combat various types of fires, including wildland, industrial, structural, flammable liquids and other types of fires. The Fire Safety segment also offers specialized equipment and services, typically in conjunction with the Company’s fire management products to support the Company’s customers’ firefighting operations. The Company’s specialized equipment includes airbase retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that the Company custom designs and manufactures to meet specific customer needs.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows all entities to apply a practical expedient when estimating expected credit losses that assumes current conditions as of the balance sheet date will remain unchanged over the asset’s remaining life. The standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those years. Early adoption is permitted. The Company adopted this ASU prospectively for the annual and interim periods beginning on January 1, 2026. The adoption did not have a material impact on the Company’s financial position or results of operations.
Accounting Pronouncements Issued but not yet Adopted

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

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below:

In Thousands	June 30, 2026	December 31, 2025
Inventories:
Raw materials and manufacturing supplies	$89,752	$74,844
Work in process	12,796	693
Finished goods	100,717	64,097
Total inventories	$203,265	$139,634

Prepaid Expenses and Other Current Assets:
Advance to vendors	$28,488	$346
Prepaid insurance	2,368	4,936
Prepaid value-added taxes	2,458	1,442
Income tax receivable	12,893	22,876
Other	6,045	4,449
Total prepaid expenses and other current assets	$52,252	$34,049

Property, Plant and Equipment:
Buildings	$4,924	$4,547
Leasehold improvements	7,407	4,666
Furniture and fixtures	1,850	608
Machinery and equipment	119,883	101,821
Vehicles	4,977	4,704
Construction in progress	20,085	10,287
Total property, plant and equipment, gross	159,126	126,633
Less: accumulated depreciation	(49,911)	(41,495)
Total property, plant and equipment, net	$109,215	$85,138

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$2,300	$6,863
Accrued salaries	6,524	3,163
Accrued employee benefits	1,206	1,092
Accrued interest	24,822	8,558
Accrued purchases	7,160	4,298
Accrued taxes	1,581	9,369
Operating lease liabilities	6,796	3,663
Finance lease liabilities	747	753
Customer deposits	6,377	2,338
Other	9,549	7,115
Total accrued expenses and other current liabilities	$67,062	$47,212
Depreciation expense related to property, plant and equipment was $4.9 million and $9.4 million for the three and six months ended June 30, 2026, respectively, and $3.3 million and $6.1 million for the three and six months ended June 30, 2025, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

Goodwill of $306.0 million was recognized as a result of expected synergies, assembled workforce and other intangible benefits, of which approximately $117.9 million is expected to be deductible for tax purposes. In determining the fair value of the identifiable tangible and intangible assets acquired as of the acquisition date, the Company used assumptions including projected revenue and gross profit, customer attrition rates, contributory asset charges, discount rate, annual replacement rate and royalty rate. Some of these inputs are unobservable and therefore represent Level 3 fair value measurements.

The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimates and assumptions are subject to change during the measurement period. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: 1) deferred income taxes or liabilities, 2) valuation of certain intangible and tangible assets, and 3) net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period. The Company believes that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and adjust the acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805, Business Combinations. During the six months ended June 30, 2026, the Company recorded measurement period adjustments of $2.2 million related primarily to deferred tax balances as additional information became available regarding facts and circumstances that existed as of the acquisition date. The adjustment resulted in a corresponding adjustment to goodwill. Acquisition related costs incurred by the Company as the acquirer, primarily legal and advisory fees, totaled $10.3 million and were expensed as incurred during the six months ended June 30, 2026. Acquisition related costs are presented in other operating expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

For the six months ended June 30, 2026, the Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities and goodwill as follows:

In Thousands	Fair Value
Acquired tangible assets	$108,955
Identified intangible assets	375,400
Liabilities assumed	(108,076)
Goodwill	306,015
Total allocable purchase price	$682,294

The following table presents the details of the intangible assets acquired in connection with this business combination during the six months ended June 30, 2026 (dollars in thousands), which will be amortized over their estimated useful lives:

Dollars in Thousands	Weighted Average Useful Life	Estimated Useful Life	Fair Value
Customer lists	16 Years	12 to 17 Years	$303,300
Tradenames	20 Years	20 Years	41,000
Technology and patents	14 Years	11 to 14 Years	20,900
Backlog (1)	1 Year	1 Year	10,200
Total acquired intangible assets	16 Years	1 to 20 Years	$375,400
(1)     The acquired backlog intangible asset is presented in customer lists, net of the accompanying condensed consolidated balance sheets.

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
5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows:

In Thousands	Fire Safety	Specialty Products	Total
Balance, December 31, 2025	$866,032	$199,179	$1,065,211
Acquisitions	—	303,768	303,768
Measurement period adjustments (1)	—	2,247	2,247
Foreign currency translation	(4,369)	(1,133)	(5,502)
Balance, June 30, 2026	$861,663	$504,061	$1,365,724

(1)	See Note 4 - Business Combinations for additional information.

Intangible assets and related accumulated amortization as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
Dollars in Thousands	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	1	to	20	$1,103,500	$—	$(10,243)	$(188,323)	$904,934
Technology and patents	4	to	20	302,326	(40,738)	994	(67,045)	195,537
Tradenames	8	to	20	149,100	—	(1,878)	(24,158)	123,064
Balance, June 30, 2026				$1,554,926	$(40,738)	$(11,127)	$(279,526)	$1,223,535

			December 31, 2025
Dollars in Thousands	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer lists	8	to	20	$790,000	$—	$(5,511)	$(156,300)	$628,189
Technology and patents (1)	4	to	20	281,426	(40,738)	(28)	(55,856)	184,804
Tradenames	8	to	20	108,100	—	(1,024)	(20,746)	86,330
Balance, December 31, 2025				$1,179,526	$(40,738)	$(6,563)	$(232,902)	$899,323

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

Amortization expense for definite-lived intangible assets was $24.0 million and $46.6 million for the three and six months ended June 30, 2026, respectively, and $14.6 million and $28.7 million, for the three and six months ended June 30, 2025, respectively.

6. LONG-TERM DEBT AND PREFERRED STOCK
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
The 2029 Notes and the 2034 Notes are general, secured, senior obligations of Perimeter Holdings; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings (including, without limitation, the Amended and Restated Revolving Credit Facility); and together with the Amended and Restated Revolving Credit Facility, are effectively senior to all existing and future indebtedness that is not secured by the collateral. The 2029 Notes and the 2034 Notes are subject to customary negative covenants, including but not limited to, certain limitations, including among other things, the ability to declare or pay dividends or make certain other payments, purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments, conduct certain asset sales, make certain restricted investments; incur certain indebtedness, grant certain liens, enter into certain transactions with affiliates, and consolidate, merge or transfer all or substantially all of the assets of the Company’s subsidiaries on a consolidated basis. The indentures governing the 2029 Notes and the 2034 Notes also contain customary events of default and remedies (including acceleration). As of June 30, 2026, the Company was in compliance with all covenants.
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

The Company incurred $10.1 million of debt issuance costs as a result of the 2034 Notes for the six months ended June 30, 2026.

Long-term debt consists of the following:

In Thousands	June 30, 2026
Long term debt:	2029 Notes	2034 Notes	Total
Principal	$675,000	$550,000	$1,225,000
Less: unamortized debt issuance costs	(5,177)	(9,576)	(14,753)
Long-term debt, net	$669,823	$540,424	$1,210,247

In Thousands	December 31, 2025
Long term debt:	2029 Notes
Principal	$675,000
Less: unamortized debt issuance costs	(5,878)
Long-term debt, net	$669,122
Maturities of long-term debt as of June 30, 2026 are as follows (in thousands):

Years Ending December 31,	Amount
2026	$—
2027	—
2028	—
2029	675,000
2030	—
Thereafter	550,000
Total	$1,225,000
Revolving Credit Facility
On December 19, 2025, Perimeter Holdings entered into an amended and restated credit agreement for its five-year Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility”), whereby the total aggregate principal amount was increased from $100.0 million to $200.0 million.

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

As of June 30, 2026 and December 31, 2025, the Company did not have any outstanding borrowings under the Revolving Credit Facility or the Amended and Restated Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Redeemable Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 20 million shares of Preferred Stock which are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual meeting. Holders of the Preferred Stock have no voting rights (only protective rights). As of June 30, 2026, the Company had issued 10 million shares of Preferred Stock, par value $0.0001 per share, stated value $100.0 million.

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

Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the shares of Preferred Stock are classified as a liability on the accompanying condensed consolidated balance sheets, and $1.9 million and $3.8 million of dividends on these shares of Preferred Stock were recorded as interest expense for the three and six months ended June 30, 2026, respectively, and $1.8 million and $3.7 million were recorded as interest expense for the three and six months ended June 30, 2025, respectively, in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Preferred dividends in arrears were $19.5 million and $17.2 million at June 30, 2026 and December 31, 2025, respectively.
The shares of Preferred Stock have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Company’s Common Stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At June 30, 2026 and December 31, 2025, the redemption price was $119.5 million and $117.2 million, respectively.
7. INCOME TAXES

The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates.

The Company’s effective tax rate was 17.97% and 36.65% for the three and six months ended June 30, 2026, respectively, and 4.98% and 30.59% for the three and six months ended June 30, 2025, respectively. The primary differences between the effective tax rate and the amount computed by applying the U.S. statutory rate of 21% are primarily due to increased benefits from stock-based compensation, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of June 30, 2026, and December 31, 2025 primarily relates to loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including matters related to the aqueous film forming (AFFF) foam litigation consolidated in the District of South Carolina multi-district litigation and other similar matters pending in other jurisdictions in the United States. The Company’s exposure to losses, if any, is not considered probable or reasonably estimable at this time.
Commitments
The Company does not have any material unconditional purchase obligations as of June 30, 2026.
9. EQUITY
The Company is authorized to issue 4,020,000,000 shares of capital stock, consisting of (i) 4,000,000,000 shares of Common Stock and (ii) 20,000,000 shares of Preferred Stock. As of June 30, 2026, there were 189,065,079 and 163,686,923 shares of Common Stock issued and outstanding, respectively. Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the Preferred Stock is classified as a liability on the accompanying condensed consolidated balance sheets. Refer to Note 6, “Long-Term Debt and Preferred Stock” for additional information about the Preferred Stock.
On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The Company expects to periodically re-establish the limit for Common Stock repurchases. The approximate dollar value of shares that may yet be repurchased under the share repurchase plan was $100.0 million as of June 30, 2026 (the “Share Repurchase Plan”). During the three and six months ended June 30, 2026, the Company did not repurchase any shares under its Share Repurchase Plan. During the three and six months ended June 30, 2025, the Company repurchased 2,886,221 and 3,774,675 shares, respectively. The repurchased shares are recorded at cost and are being held in treasury.
10. STOCK-BASED COMPENSATION
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
During the six months ended June 30, 2026, the Company granted 1,752,630 performance-based non-qualified stock options (“PBNQSO”) to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The PBNQSO granted consist of two types of vesting criteria. The Company recognizes compensation costs for PBNQSO granted during the six months ended June 30, 2026 based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Hull-White model or Monte Carlo model, as applicable. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
As of June 30, 2026, there were 13,759,068 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $2.94 to $32.16 per share and expire ten years from the grant date.
The table below summarizes the PBNQSO activity for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise/ Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	14,156,085	$8.98
Granted	1,752,630	$26.41
Exercised	(879,917)	$9.06
Forfeited	(1,269,730)	$12.05
Outstanding at June 30, 2026	13,759,068	$10.91	7.48	$340,356
Options vested and exercisable	4,500,042	$9.12	6.29	$119,400
The assumptions used to fair value the PBNQSO granted during the six months ended June 30, 2026 using the Monte Carlo model were as follows:

June 30, 2026
Dividend yield	—%
Risk-free interest rate	4.05% to 4.42%
Expected volatility	49.00%
Expected term (years)	10.00
Suboptimal exercise multiple	2.50
Weighted average exercise price of options granted	$26.41
Weighted average fair value of options granted	$15.20
Non-cash stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2026 was $2.9 million and $5.5 million, respectively. Non-cash stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2025 was $2.2 million and $4.9 million, respectively.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimates. As of June 30, 2026, there was approximately $41.8 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.

During the six months ended June 30, 2026, the Company received $7.6 million in proceeds from exercises of PBNQSO. The total intrinsic value of PBNQSO exercised during the six months ended June 30, 2026 was $18.0 million.
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
As of June 30, 2026 and December 31, 2025, the fair value of the Fixed Annual Advisory Amount was calculated to be $167.5 million and $131.3 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of $35.53 and $27.89, respectively. As of June 30, 2026 and December 31, 2025, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $1,093.6 million and $750.1 million, respectively.
For the three and six months ended June 30, 2026, the Company recognized an increase in the compensation expense related to the founders advisory fees - related party due to an increase in fair value for the liability-classified Advisory Amounts of $266.3 million and $189.9 million, respectively. For the three and six months ended June 30, 2025, the Company recognized an increase in the compensation expense related to the founders advisory fees - related party due to an increase in fair value for liability-classified Advisory Amounts of $96.9 million and $16.3 million, respectively.
11. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Amended and Restated Revolving Credit Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company’s Preferred Stock equals the redemption price, which approximates fair value. At June 30, 2026 and December 31, 2025, the estimated fair value of the Company’s 2029 Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $660.6 million and $669.4 million, respectively. At June 30, 2026, the estimated fair value of the Company’s 2034 Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $550.2 million.
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

Liabilities by Hierarchy Level
The following table sets forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
June 30, 2026	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$83,752	$—	$546,822	$630,574

December 31, 2025
Liabilities:
Founders advisory fees payable - related party	$161,399	$—	$375,024	$536,423
The fair value of the founders advisory fees payable - related party is based on the appreciation of the market price of shares if such market price exceeds certain trading price minimums at the end of each reporting period and is valued using a Monte Carlo simulation model, which requires the input of subjective assumptions, including the fair value of the underlying Common Stock, the risk-free interest rate, the expected equity volatility, and the expected term of the Founder Advisory Agreement. See Note 10, “Stock-Based Compensation” for discussion of the fair value estimation on the founders advisory fees payable - related party.
Changes in Level 3 Liabilities
The reconciliation for the portion of founders advisory fees payable - related party which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value, beginning of period	$312,641	$125,262	$375,024	$194,662
Founders advisory fees - related party, change in fair value	234,181	82,953	171,798	13,553
Fair value, end of period	$546,822	$208,215	$546,822	$208,215
12. RELATED PARTIES
As discussed in Note 10, “Stock-Based Compensation,” the Company assumed, and agreed to pay, perform, satisfy and discharge in full, all of EverArc’s liabilities and obligations under the key terms and conditions of the Founder Advisory Agreement previously executed between EverArc and EverArc Founder Entity.
For 2025, the average price was $27.89 per share of Common Stock. The EverArc Founder Entity was entitled to receive the Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $65.7 million, based on an average price of $27.89 per share of Common Stock (the “2025 Fixed Amount”). The EverArc Founder Entity was also entitled to receive a Variable Annual Advisory Amount for 2025 of 14,462,123 shares of Common Stock, or a value of $403.4 million (the “2025 Variable Amount” and together with the 2025 Fixed Amount, the “2025 Advisory Amounts”). The EverArc Founder Entity elected to receive approximately 79.6% of the 2025 Advisory Amounts in shares of Common Stock (13,387,003 shares of Common Stock) and approximately 20.4% of the 2025 Advisory Amounts in cash ($95.7 million). To satisfy the 2025 Advisory Amounts, the Company paid $95.7 million in cash on February 19, 2026 and issued 13,387,003 shares of Common Stock on March 3, 2026.

13. REVENUE RECOGNITION
Disaggregation of revenues
Amounts for products sold are recognized at a point in time, whereas amounts for contract services associated with full-service and portable retardant are recognized over time. Revenues for the three and six months ended June 30, 2026 and 2025 are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Revenues from products	$178,565	$130,773	$301,132	$199,489
Revenues from services	35,084	31,844	37,463	35,143
Other revenues	161	22	284	37
Total net sales	$213,810	$162,639	$338,879	$234,669
14. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share represents income available to common stockholders divided by the weighted average number of Common Stock outstanding during the reported period. Diluted (loss) earnings per share is based upon the weighted-average number of shares outstanding during the period plus additional weighted-average potentially dilutive share equivalents during the period when the effect is dilutive.

Basic and diluted weighted average shares outstanding and (loss) earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands except share and per share data	2026	2025	2026	2025
Net (loss) income	$(181,635)	$(32,161)	$(108,699)	$24,525

Weighted-average shares outstanding:
Weighted average shares used in computing (loss) earnings per share, basic	163,410,894	147,055,804	158,663,642	147,779,470
PBNQSO	—	—	—	1,188,480
Founders advisory fees	—	—	—	7,071,183
Weighted average shares used in computing (loss) earnings per share, diluted	163,410,894	147,055,804	158,663,642	156,039,133

Basic (loss) earnings per share	$(1.11)	$(0.22)	$(0.69)	$0.17

Diluted (loss) earnings per share	$(1.11)	$(0.22)	$(0.69)	$0.16
The number of anti-dilutive securities not included in the calculation of diluted (loss) earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PBNQSO	7,723,977	1,511,730	3,934,644	235,000
Founders advisory fees	10,797,198	7,071,183	7,755,659	—
Total	18,521,175	8,582,913	11,690,303	235,000

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
The chief operating decision-maker (“CODM”) is the Company’s CEO. The CODM uses Segment Adjusted EBITDA for each segment predominantly in the annual budget and forecasting process. The CODM considers budget/forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment.
Segment Adjusted EBITDA is defined as income (loss) before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring, (ii) acquisition related costs, (iii) founder advisory fee expenses, (iv) stock-based compensation expense, (v) purchase accounting impact - inventory step up and (vi) foreign currency loss (gain).

Interest income, interest expense, other income (expense) and certain corporate operating expenses are not included in the measures of segment performance reviewed by the CODM. The corporate category is not considered to be a segment.

Information related to net sales, Segment Adjusted EBITDA, depreciation and amortization, purchases of property and equipment, and purchases of intangible assets are summarized below:

	Three Months Ended June 30, 2026
In Thousands	Fire Safety	Specialty Products	Total
Net sales:
Product	$94,009	$84,556	$178,565
Services and others	35,084	161	35,245
Total net sales	$129,093	$84,717	$213,810

Less:
Adjusted cost of goods sold	$41,889	$45,281	$87,170
Adjusted selling, general and administrative expense	8,445	12,605	21,050
Segment Adjusted EBITDA	$78,759	$26,831	$105,590
Less:
Depreciation and amortization			28,908
Interest and financing expense			19,593
Founders advisory fees - related party			266,255
Non-recurring expenses			2,543
Acquisition costs			3,558
Stock-based compensation expense			2,892
Purchase accounting impact - inventory step up			4,480
Foreign currency gain			(1,203)
Loss before income taxes			$(221,436)

Depreciation and amortization	$14,258	$14,650	$28,908
Purchases of property and equipment	$6,939	$5,786	$12,725

	Three Months Ended June 30, 2025
In Thousands	Fire Safety	Specialty Products	Total
Net sales:
Product	$88,543	$42,230	$130,773
Services and others	31,741	125	31,866
Total net sales	$120,284	$42,355	$162,639

Less:
Adjusted cost of goods sold	$33,632	$24,367	$57,999
Adjusted selling, general and administrative expense	8,993	4,309	13,302
Segment Adjusted EBITDA	$77,659	$13,679	$91,338
Less:
Depreciation and amortization			17,924
Interest and financing expense			9,930
Founders advisory fees - related party			96,883
Non-recurring expenses			40
Acquisition costs			267
Stock-based compensation expense			2,238
Foreign currency gain			(2,096)
Loss before income taxes			$(33,848)

Depreciation and amortization	$13,620	$4,304	$17,924
Purchases of property and equipment	$10,409	$2,355	$12,764
Purchase of intangible assets	$15,226	$—	$15,226

	Six Months Ended June 30, 2026
In Thousands	Fire Safety	Specialty Products	Total
Net sales:
Product	$137,051	$164,081	$301,132
Services and others	37,486	261	37,747
Total net sales	$174,537	$164,342	$338,879

Less:
Adjusted cost of goods sold	$61,084	$90,570	$151,654
Adjusted selling, general and administrative expense	16,003	24,473	40,476
Segment Adjusted EBITDA	$97,450	$49,299	$146,749
Less:
Depreciation and amortization			56,047
Interest and financing expense			43,949
Founders advisory fees - related party			189,877
Non-recurring expenses			2,934
Acquisition costs			12,526
Stock-based compensation expense			5,490
Purchase accounting impact - inventory step up			10,070
Foreign currency gain			(2,554)
Loss before income taxes			$(171,590)

Depreciation and amortization	$28,750	$27,297	$56,047
Purchases of property and equipment	$10,327	$8,199	$18,526

	Six Months Ended June 30, 2025
In Thousands	Fire Safety	Specialty Products	Total
Net sales:
Product	$122,575	$76,914	$199,489
Services and others	34,872	308	35,180
Total net sales	$157,447	$77,222	$234,669

Less:
Adjusted cost of goods sold	$52,214	$46,987	$99,201
Adjusted selling, general and administrative expense	17,489	8,558	26,047
Segment Adjusted EBITDA	$87,744	$21,677	$109,421
Less:
Depreciation and amortization			34,817
Interest and financing expense			19,574
Founders advisory fees - related party			16,270
Non-recurring expenses			947
Acquisition costs			828
Stock-based compensation expense			4,909
Foreign currency gain			(3,255)
Income before income taxes			$35,331

Depreciation and amortization	$26,385	$8,432	$34,817
Purchases of property and equipment	$13,671	$3,906	$17,577
Purchase of intangible assets	$15,226	$—	$15,226
Total segment assets reconciled to consolidated amounts are as follows:

	June 30, 2026
In Thousands	Fire Safety	Specialty Products	Total
Segment assets	$297,258	$262,571	$559,829
Cash and cash equivalents			82,776
Goodwill			1,365,724
Customer lists, net			904,934
Technology and patents, net			195,537
Tradenames, net			123,064
Tax assets			12,894
Total consolidated assets			$3,244,758

	December 31, 2025
In Thousands	Fire Safety	Specialty Products	Total
Segment assets	$191,016	$148,192	$339,208
Cash and cash equivalents			325,927
Goodwill			1,065,211
Customer lists, net			628,189
Technology and patents, net			184,804
Tradenames, net			86,330
Tax assets			23,338
Total consolidated assets			$2,653,007

Net sales by geographical area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	70%	71%	67%	70%
Canada	6%	13%	4%	9%
Other international sales (1)	24%	16%	29%	21%
Total net sales	100%	100%	100%	100%
(1)    The Company did not have net sales in excess of 10% in any other countries for the three and six months ended June 30, 2026 and 2025.
Property, plant and equipment, net by geographical area consisted of the following:

In Thousands	June 30, 2026	December 31, 2025
United States	$88,305	$65,565
Germany	12,712	13,392
Other foreign jurisdictions	8,198	6,181
Total property, plant and equipment, net	$109,215	$85,138

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended June 30, 2026 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2025 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

On July 30, 2026, the Company acquired the outstanding capital stock of Monaco Enterprises (“Monaco”) for a total cash purchase price, net of cash acquired of $120.0 million which was funded with cash on hand and proceeds from existing credit facilities.

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
Global Economic Environment
In recent years, the global economy and labor markets have experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues, in part due to the impacts of the conflicts in Ukraine and the Middle East. While the Company has limited exposure in regions with active conflicts, it continues to monitor and take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that they will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, interest payments for borrowings under the Company’s Amended and Restated Revolving Credit Facility (as defined below) are based on variable rates, and any continued increase in interest rates may reduce the Company’s cash flow available for other corporate purposes.

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

Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Consolidated
The following table sets forth our results of operations for each of the periods indicated:

	Three Months Ended June 30,		Change
In Thousands	2026	2025	$	%
Net sales	$213,810	$162,639	$51,171	31%
Cost of goods sold	95,942	61,143	34,799	57%
Gross profit	117,868	101,496	16,372	16%
Operating expenses:
Selling, general and administrative expense	26,993	15,967	11,026	69%
Amortization expense	24,025	14,604	9,421	65%
Founders advisory fees - related party	266,255	96,883	169,372	175%
Other operating expense	3,614	268	3,346	1249%
Total operating expenses	320,887	127,722	193,165	151%
Operating loss	(203,019)	(26,226)	(176,793)	674%
Other expense (income):
Interest expense, net	19,593	9,930	9,663	97%
Foreign currency gain	(1,203)	(2,096)	893	(43%)
Other expense (income), net	27	(212)	239	(113%)
Total other expense, net	18,417	7,622	10,795	142%
Loss before income taxes	(221,436)	(33,848)	(187,588)	554%
Income tax benefit	39,801	1,687	38,114	2259%
Net loss	$(181,635)	$(32,161)	$(149,474)	465%

Net Sales. Net sales increased by $51.2 million for the three months ended June 30, 2026, compared to the same period in 2025. Net sales in the Fire Safety segment increased by $8.8 million, representing higher fire retardant sales of $6.4 million and higher suppressant sales of $2.4 million. Fire retardant sales increased $7.3 million in North America, offset by a decrease of $0.9 million in other geographies. Fire suppressant sales increased $5.9 million outside North America, offset by a decrease of $3.5 million in North America. Net sales in the Specialty Products segment increased $42.4 million, including a $47.9 million increase in revenue due to recently acquired businesses, offset by a $5.5 million decrease in base businesses. The Company considers that revenue attributable to base businesses includes revenue from acquired businesses that have been owned for a full four quarters after the date of acquisition.
Cost of Goods Sold. Cost of goods sold increased $34.8 million for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $11.0 million for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.

Amortization Expense. Amortization expense increased by $9.4 million for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The increase in the fair value of the Annual Advisory Amounts for the three months ended June 30, 2026 of $266.3 million was primarily due to an increase in the period end volume weighted average closing share price of the Company’s Common Stock for ten consecutive trading days (the “Average Price Per Share”) from $21.93 as of March 31, 2026 to $35.53 as of June 30, 2026. The increase in the fair value of the Annual Advisory Amounts for the three months ended June 30, 2025 of $96.9 million was primarily due to an increase in the Average Price Per Share from $9.67 as of March 31, 2025, to $13.62 as of June 30, 2025.
Other Operating Expense. Other operating expense increased $3.3 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to costs related to the Company’s recent acquisitions.
Interest Expense, net. Interest expense, net increased $9.7 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to higher average debt outstanding resulting from the Company’s offering of the 2034 Notes in January 2026.
Income Tax Benefit. Income tax benefit was $39.8 million for the three months ended June 30, 2026, compared to income tax benefit of $1.7 million in the same period in 2025. The change is primarily due to increased benefits from stock-based compensation, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Consolidated
The following table sets forth our results of operations for each of the periods indicated:

	Six Months Ended June 30,		Change
In Thousands	2026	2025	$	%
Net sales	$338,879	$234,669	$104,210	44%
Cost of goods sold	170,224	105,020	65,204	62%
Gross profit	168,655	129,649	39,006	30%
Operating expenses:
Selling, general and administrative expense	50,054	32,266	17,788	55%
Amortization expense	46,624	28,703	17,921	62%
Founders advisory fees - related party	189,877	16,270	173,607	1067%
Other operating expense	12,632	829	11,803	1424%
Total operating expenses	299,187	78,068	221,119	283%
Operating (loss) income	(130,532)	51,581	(182,113)	(353%)
Other expense (income):
Interest expense, net	43,949	19,574	24,375	125%
Foreign currency gain	(2,554)	(3,255)	701	(22%)
Other income, net	(337)	(69)	(268)	388%
Total other expense, net	41,058	16,250	24,808	153%
(Loss) income before income taxes	(171,590)	35,331	(206,921)	(586%)
Income tax benefit (expense)	62,891	(10,806)	73,697	(682%)
Net (loss) income	$(108,699)	$24,525	$(133,224)	(543%)

Net Sales. Net sales increased by $104.2 million for the six months ended June 30, 2026, compared to the same period in 2025. Net sales in the Fire Safety segment increased by $17.1 million, representing higher fire suppressant sales of $15.8 million and higher fire retardant sales of $1.3 million. Fire suppressant sales increased $12.1 million outside North America and $3.7 million in North America. Fire retardant sales increased $1.5 million outside North America, offset by a decrease of $0.2 million in North America. Net sales in the Specialty Products segment increased $87.1 million, including a $88.5 million increase in revenue due to recently acquired businesses, offset by a $1.4 million decrease in base businesses. The Company considers that revenue attributable to base businesses includes revenue from acquired businesses that have been owned for a full four quarters after the date of acquisition.
Cost of Goods Sold. Cost of goods sold increased $65.2 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $17.8 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.

Amortization Expense. Amortization expense increased by $17.9 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the Annual Advisory Amounts. The increase in the fair value of the Annual Advisory Amounts for the six months ended June 30, 2026 of $189.9 million was primarily due to an increase in the Average Price Per Share from $27.89 as of December 31, 2025 to $35.53 as of June 30, 2026. The increase in the fair value of the Annual Advisory Amounts for the six months ended June 30, 2025 of $16.3 million was primarily due to an increase in the Average Price Per Share from $12.85 as of December 31, 2024, to $13.62 as of June 30, 2025.
Other Operating Expense. Other operating expense increased $11.8 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to costs related to the Company’s recent acquisitions.
Interest Expense, net. Interest expense, net increased $24.4 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to higher average debt outstanding resulting from the Company’s offering of the 2034 Notes in January 2026.
Income Tax Benefit (Expense). Income tax benefit was $62.9 million for the six months ended June 30, 2026, compared to income tax expense of $10.8 million for the same period in 2025. The change is primarily due to increased benefits from stock-based compensation, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.
Business Segments
Segment Adjusted EBITDA is defined as income (loss) before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring, (ii) acquisition related costs, (iii) founder advisory fee expenses, (iv) stock-based compensation expense, (v) purchase accounting impact - inventory step up and (vi) foreign currency loss (gain). We use Segment Adjusted EBITDA, to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands) for the three and six months ended June 30, 2026 compared to the same period in 2025:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
In Thousands	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$129,093	$84,717	$213,810	$120,284	$42,355	$162,639
Segment Adjusted EBITDA	$78,759	$26,831	$105,590	$77,659	$13,679	$91,338
Segment Adjusted EBITDA for our Fire Safety segment increased by $1.1 million during the three months ended June 30, 2026 compared with the same period in 2025. The increase was primarily due to higher net sales, as described above. Costs grew at a slower pace than revenues due to strong cost control, product mix and fixed costs leverage.
Segment Adjusted EBITDA for our Specialty Products segment increased by $13.2 million during the three months ended June 30, 2026 compared with the same period in 2025. The increase was primarily due to contributions from recently acquired businesses.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
In Thousands	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$174,537	$164,342	$338,879	$157,447	$77,222	$234,669
Segment Adjusted EBITDA	$97,450	$49,299	$146,749	$87,744	$21,677	$109,421

Segment Adjusted EBITDA for our Fire Safety segment increased by $9.7 million during the six months ended June 30, 2026 compared with the same period in 2025. The increase was primarily due to higher net sales, as described above. Costs grew at a slower pace than revenues due to strong cost control, product mix and fixed costs leverage.
Segment Adjusted EBITDA for our Specialty Products segment increased by $27.6 million during the six months ended June 30, 2026 compared with the same period in 2025. The increase was primarily due to contributions from recently acquired businesses.

The following table provides a reconciliation of financial measures that are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to non-GAAP measures. The Company believes that these non-GAAP financial measures are useful to investors because they provide investors with a better understanding of the Company’s past financial performance and future results. The Company’s management uses these non-GAAP financial measures when it internally evaluates the performance of its business and makes operating decisions, including internal operating budgeting, performance measurement, and discretionary compensation. Segment Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP:

(Unaudited)	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
In Thousands	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Loss before income taxes	$(179,329)	$(42,107)	$(221,436)	$(27,068)	$(6,780)	$(33,848)
Depreciation and amortization	14,258	14,650	28,908	13,620	4,304	17,924
Interest and financing expense	8,594	10,999	19,593	6,180	3,750	9,930
Founders advisory fees - related party	233,180	33,075	266,255	83,319	13,564	96,883
Non-recurring expenses (1)	1,217	1,326	2,543	27	13	40
Acquisition costs	—	3,558	3,558	96	171	267
Stock-based compensation expense	2,009	883	2,892	2,007	231	2,238
Purchase accounting impact - inventory step up (2)	—	4,480	4,480	—	—	—
Foreign currency gain	(1,170)	(33)	(1,203)	(522)	(1,574)	(2,096)
Segment Adjusted EBITDA	$78,759	$26,831	$105,590	$77,659	$13,679	$91,338
(1) For the three months ended June 30, 2026, $1.4 million was related to restructuring and other non-recurring costs and $1.1 million was related to litigation costs arising from a contractual dispute regarding control of the P2S5 facility, which is currently operated by Flexsys Chemical Company. For the three months ended June 30, 2025, $0.1 million was related to restructuring and other non-recurring costs.

(2) For the three months ended June 30, 2026, $4.5 million was primarily related to the impact of purchase accounting on the cost of inventory sold. The acquired inventory was recorded at fair value, resulting in a step-up in basis.

(Unaudited)	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
In Thousands	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
(Loss) income before income taxes	$(117,202)	$(54,388)	$(171,590)	$31,810	$3,521	$35,331
Depreciation and amortization	28,750	27,297	56,047	26,385	8,432	34,817
Interest and financing expense	19,049	24,900	43,949	12,134	7,440	19,574
Founders advisory fees - related party	166,290	23,587	189,877	13,992	2,278	16,270
Non-recurring expenses (1)	1,349	1,585	2,934	261	686	947
Acquisition costs	10	12,516	12,526	96	732	828
Stock-based compensation expense	2,725	2,765	5,490	3,583	1,326	4,909
Purchase accounting impact - inventory step up (2)	—	10,070	10,070	—	—	—
Foreign currency (gain) loss	(3,521)	967	(2,554)	(517)	(2,738)	(3,255)
Segment Adjusted EBITDA	$97,450	$49,299	$146,749	$87,744	$21,677	$109,421
(1) For the six months ended June 30, 2026, $1.5 million was related to restructuring and other non-recurring costs and $1.4 million was related to litigation costs arising from a contractual dispute regarding control of the P2S5 facility, which is currently operated by Flexsys Chemical Company. For the six months ended June 30, 2025, $0.6 million was related to restructuring and other non-recurring costs and $0.4 million was related to the Redomiciliation Transaction.

(2) For the six months ended June 30, 2026, $10.1 million was primarily related to the impact of purchase accounting on the cost of inventory sold. The acquired inventory was recorded at fair value, resulting in a step-up in basis.
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

We believe that our existing cash and cash equivalents of $82.8 million, net cash flows generated from operations and availability under the Amended and Restated Revolving Credit Facility as of June 30, 2026 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of June 30, 2026, we expect our remaining fiscal year 2026 capital expenditure budget to cover both our maintenance and growth capital expenditures. We may also raise capital through other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
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

As of June 30, 2026, the Company did not have any outstanding borrowings under the Amended and Restated Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
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

On January 2, 2026, Perimeter Holdings, completed its offering of $550.0 million in aggregate principal amount of 6.250% senior secured notes due 2034 (the “2034 Notes”) in transactions that were exempt from the registration requirements of the Securities Act. The 2034 Notes were issued under an indenture, dated as of January 2, 2026. The 2034 Notes mature on January 15, 2034, and bear interest at a rate of 6.250% per annum, payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2026. The Company used the net proceeds of the 2034 Notes, together with cash on hand, to pay the cash consideration for the acquisition of MMT and related fees and expenses.

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

The 2029 Notes and the 2034 Notes are subject to customary negative covenants, including but not limited to, certain limitations, including among other things, the ability to declare or pay dividends or make certain other payments, purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments, conduct certain asset sales, make certain restricted investments; incur certain indebtedness, grant certain liens, enter into certain transactions with affiliates, and consolidate, merge or transfer all or substantially all of the assets of our subsidiaries on a consolidated basis. The indentures governing the 2029 Notes and the 2034 Notes also contain customary events of default and remedies (including acceleration). As of June 30, 2026, the Company was in compliance with all covenants, including financial covenants.
Debt issuance costs incurred in connection with securing the 2029 Notes and the 2034 Notes were capitalized and are amortized using the effective interest method over the term of the 2029 Notes and the 2034 Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. The unamortized portion of the debt issuance costs is included as a reduction to the carrying value of the 2029 Notes and the 2034 Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets. The Company incurred $10.1 million of debt issuance costs as a result of the 2034 Notes for the six months ended June 30, 2026.
For additional information about our long-term debt, refer to Note 6, “Long-Term Debt and Preferred Stock,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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

The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $100.0 million as of June 30, 2026. During the three and six months ended June 30, 2026, the Company did not repurchase any shares under its Share Repurchase Plan. During the three and six months ended June 30, 2025, the Company repurchased 2,886,221 and 3,774,675 shares, respectively. The repurchased shares are recorded at cost and are being held in treasury.
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
For 2025, the EverArc Founder Entity was entitled to receive a Fixed Annual Advisory Amount of 2,357,061 shares of Common Stock or a value of $65.7 million, based on an average price of $27.89 per share of Common Stock (the “2025 Fixed Amount”). The EverArc Founder Entity was also entitled to receive a Variable Annual Advisory Amount for 2025 of 14,462,123 shares of Common Stock, or a value of $403.4 million (the “2025 Variable Amount” and together with the 2025 Fixed Amount, the “2025 Advisory Amounts”). The EverArc Founder Entity elected to receive approximately 79.6% of the 2025 Advisory Amounts in shares of Common Stock (13,387,003 shares of Common Stock) and approximately 20.4% of the 2025 Advisory Amounts in cash ($95.7 million). To satisfy the 2025 Advisory Amounts, the Company paid $95.7 million in cash on February 19, 2026 and issued 13,387,003 shares of Common Stock on March 3, 2026.
For additional information about the Founder Advisory Agreement, refer to Note 10, “Stock-Based Compensation,” Note 11 “Fair Value Measurements” and Note 12, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Cash Flows:
The summary of our cash flows is as follows:

	Six Months Ended June 30,
In Thousands	2026	2025
Cash (used in) provided by:
Operating activities	$(89,615)	$20,894
Investing activities	(700,820)	(42,803)
Financing activities	547,212	(40,560)
Effect of foreign currency on cash and cash equivalents	72	4,671
Net change in cash and cash equivalents	$(243,151)	$(57,798)
Operating Activities

Cash used in operating activities was $89.6 million for the six months ended June 30, 2026 and cash provided by operating activities was $20.9 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, the primary components of operating cash flows were net loss of $108.7 million, non-cash charges of $186.0 million and net operating asset investments of $166.9 million. For the six months ended June 30, 2025, the primary components of operating cash flows were net income of $24.5 million, non-cash charges of $48.9 million and net operating asset investments of $52.5 million.
Investing Activities

Cash used in investing activities was $700.8 million and $42.8 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we purchased a business for $682.3 million and purchased property and equipment of $18.5 million. During the six months ended June 30, 2025, we purchased property and equipment of $17.6 million, purchased intangible assets of $15.2 million, and purchased a business for $10.0 million.
Financing Activities

Cash provided by financing activities was $547.2 million for the six months ended June 30, 2026 and cash used in financing activities was $40.6 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, we received proceeds from an issuance of long term debt of $550.0 million and received proceeds from exercises of options of $7.6 million, offset by payment of debt issuance costs of $10.1 million and $0.3 million in principal payments on finance lease obligations. During the six months ended June 30, 2025, we repurchased shares of outstanding Common Stock for $40.4 million, made $0.5 million in principal payments on finance lease obligations, and received proceeds from exercises of options of $0.3 million.
Critical Accounting Estimates and Policies
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. Our significant accounting policies and estimates are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our consolidated financial statements included in our 2025 Annual Report filed on Form 10-K with the SEC on February 26, 2026. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the fair value of purchase consideration and assets acquired and liabilities assumed in a business combination, stock options and founder advisory fees. We are not presently aware of any events or circumstances that would require us to update our estimates, assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements. For information on the impact of recently issued accounting pronouncements, see Note 2, “Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Amended and Restated Revolving Credit Facility. Interest on borrowings under the Amended and Restated Revolving Credit Facility is based on Term SOFR, plus or base rate plus, an applicable margin. At June 30, 2026, we had no borrowings outstanding under the Amended and Restated Revolving Credit Facility.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at June 30, 2026, the Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including matters related to the aqueous film forming (AFFF) foam litigation consolidated in the District of South Carolina multi-district litigation and other similar matters pending in other jurisdictions in the United States. We do not believe that such claims, actions, and legal proceedings will have a material adverse effect on our results of operations or financial position.
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
Below is a summary of Common Stock repurchases for the quarter ended June 30, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2026 - April 30, 2026	—	$—	—	$100.0
May 1, 2026 - May 31, 2026	—	$—	—	$100.0
June 1, 2026 - June 30, 2026	—	$—	—	$100.0
Total	—		—

(1) On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million.
Item 3. Defaults Upon Senior Securities.
Not Applicable
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

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

Perimeter Solutions, Inc.

Date: July 31, 2026	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Duly Authorized Officer)

Date: July 31, 2026	By:	/s/ Kyle Sable
Kyle Sable
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)