Form 10-Q
period 2026-09-30
Perimeter Group Inc.
filed 2026-11-05
CIK 1880319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-41027
_______________________________
PERIMETER GROUP INC.
(Exact name of Registrant as specified in its Charter)
_______________________________

Delaware	33-2098357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 North Tryon Street, Suite 2025 Charlotte, North Carolina 28202
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (314) 396-7343
Former name, former address and former fiscal year, if changed since last report:
Perimeter Solutions, Inc.
8000 Maryland Avenue, Suite 350
Clayton, Missouri 63105
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 163,821,923 shares of Common Stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the period ended September 30, 2026 (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties and reflect our current views with respect to, among other things, future events and our financial performance. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. These forward-looking statements include, without limitation, statements about the following matters:
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
•our ability to successfully integrate acquired businesses and realize anticipated synergies;
•our ability to manufacture or obtain P₂S₅ for our Phosphorus Derivatives business unit on a timely and cost-effective basis;
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
•compliance with environmental laws and regulations and any environmental impacts and side effects of our products, which could have adverse consequences for our business;
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

		Page
Cautionary Statement Regarding Forward-Looking Statements		2
PART I	FINANCIAL INFORMATION	5
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	6
	Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
	1. Basis of Presentation and Description of Business	10
	2. Recent Accounting Pronouncements	11
	3. Balance Sheet Components	12
	4. Business Combinations	13
	5. Goodwill and Other Intangible Assets	15
	6. Long-Term Debt and Preferred Stock	16
	7. Income Taxes	18
	8. Commitments and Contingencies	18
	9. Equity	19
	10. Stock-Based Compensation	19
	11. Fair Value Measurements	21
	12. Related Parties	22
	13. Revenue Recognition	23
	14. Earnings (Loss) Per Share	23
	15. Segment Information	23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

SIGNATURES		43

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PERIMETER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In Thousands, except per share data	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$115,911	$325,927
Accounts receivable, net	176,572	64,363
Inventories	221,522	139,634
Prepaid expenses and other current assets	34,106	34,049
Total current assets	548,111	563,973
Property, plant and equipment, net	116,682	85,138
Operating lease right-of-use assets	44,590	30,152
Finance lease right-of-use assets	5,719	5,713
Goodwill	1,431,253	1,065,211
Intangible assets, net	1,246,509	899,323
Other assets, net	2,836	3,497
Total assets	$3,395,700	$2,653,007
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,843	$30,301
Accrued expenses and other current liabilities	73,750	47,212
Founders advisory fees payable - related party	61,437	95,726
Deferred revenue	16,619	1,879
Total current liabilities	196,649	175,118
Long-term debt, net	1,210,852	669,122
Operating lease liabilities, net of current portion	38,593	27,860
Finance lease liabilities, net of current portion	7,479	5,694
Deferred income taxes	157,419	80,410
Founders advisory fees payable - related party	329,668	440,697
Preferred stock	120,100	115,904
Preferred stock - related party	525	1,293
Other non-current liabilities	4,836	3,590
Total liabilities	2,066,121	1,519,688
Equity:
Common stock, $0.0001 par value per share	19	17
Treasury stock, at cost	(168,197)	(168,197)
Additional paid-in capital	2,117,838	2,100,958
Accumulated other comprehensive loss	(22,759)	(6,370)
Accumulated deficit	(597,322)	(793,089)
Total equity	1,329,579	1,133,319
Total liabilities and equity	$3,395,700	$2,653,007

See accompanying notes to condensed consolidated financial statements

PERIMETER GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands, except per share data	2026	2025	2026	2025
Net sales	$389,865	$315,443	$728,744	$550,112
Cost of goods sold	151,509	116,334	321,733	221,354
Gross profit	238,356	199,109	407,011	328,758
Operating expenses (income):
Selling, general and administrative expense	30,741	23,477	80,795	55,743
Amortization expense	24,770	15,199	71,394	43,902
Founders advisory fees - related party	(239,469)	247,684	(49,592)	263,954
Other operating expense	5,859	96	18,491	925
Total operating (income) expenses	(178,099)	286,456	121,088	364,524
Operating income (loss)	416,455	(87,347)	285,923	(35,766)
Other expense (income):
Interest expense, net	20,369	9,870	64,318	29,444
Foreign currency loss (gain)	294	6	(2,260)	(3,249)
Other expense (income), net	383	(73)	46	(142)
Total other expense, net	21,046	9,803	62,104	26,053
Income (loss) before income taxes	395,409	(97,150)	223,819	(61,819)
Income tax (expense) benefit	(90,943)	6,490	(28,052)	(4,316)
Net income (loss)	304,466	(90,660)	195,767	(66,135)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(691)	(2,327)	(16,389)	29,678
Total comprehensive income (loss)	$303,775	$(92,987)	$179,378	$(36,457)
Earnings (loss) per share:
Basic	$1.86	$(0.62)	$1.22	$(0.45)
Diluted	$1.74	$(0.62)	$1.14	$(0.45)
Weighted average number of shares outstanding:
Basic	163,688,173	146,803,539	160,356,893	147,923,437
Diluted	174,956,402	146,803,539	172,246,782	147,923,437

See accompanying notes to condensed consolidated financial statements

PERIMETER GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
In Thousands, except per share data	Shares	Amount	Shares	Amount
Balance, December 31, 2025	174,818,216	$17	25,378,156	$(168,197)	$2,100,958	$(6,370)	$(793,089)	$1,133,319
Stock-based compensation	—	—	—	—	2,160	—	—	2,160
Shares issued related to founders advisory fees - related party	13,387,003	2	—	—	(2)	—	—	—
Shares issued upon exercise of options	300,000	—	—	—	3,000	—	—	3,000
Net income	—	—	—	—	—	—	72,936	72,936
Other comprehensive loss	—	—	—	—	—	(6,566)	—	(6,566)
Balance, March 31, 2026	188,505,219	$19	25,378,156	$(168,197)	$2,106,116	$(12,936)	$(720,153)	$1,204,849
Stock-based compensation	—	—	—	—	2,888	—	—	2,888
Shares issued upon exercise of options	559,860	—	—	—	4,648	—	—	4,648
Net loss	—	—	—	—	—	—	(181,635)	(181,635)
Other comprehensive loss	—	—	—	—	—	(9,132)	—	(9,132)
Balance, June 30, 2026	189,065,079	$19	25,378,156	$(168,197)	$2,113,652	$(22,068)	$(901,788)	$1,021,618
Stock-based compensation	—	—	—	—	4,120	—	—	4,120
Shares issued upon exercise of options	5,000	—	—	—	66	—	—	66
Net income	—	—	—	—	—	—	304,466	304,466
Other comprehensive loss	—	—	—	—	—	(691)	—	(691)
Balance, September 30, 2026	189,070,079	$19	25,378,156	$(168,197)	$2,117,838	$(22,759)	$(597,322)	$1,329,579

See accompanying notes to condensed consolidated financial statements

PERIMETER GROUP INC.
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

See accompanying notes to condensed consolidated financial statements

PERIMETER GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In Thousands	2026	2025
Cash flows from operating activities:
Net income (loss)	$195,767	$(66,135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Founders advisory fees - related party (change in fair value)	(49,592)	263,954
Depreciation and amortization expense	86,177	53,610
Interest and payment-in-kind on preferred stock	5,713	5,499
Stock-based compensation	9,872	11,428
Non-cash lease expense	8,261	4,841
Deferred income taxes	8,033	(58,172)
Amortization of deferred financing costs	2,075	1,342
Foreign currency gain	(2,260)	(3,249)
Loss on disposal of assets	197	10
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(86,821)	(48,962)
Inventories	(30,283)	316
Prepaid expenses and other current assets	(8,642)	5,460
Accounts payable	6,735	6,639
Deferred revenue	11,574	7,805
Income taxes payable, net	8,057	33,049
Accrued expenses and other current liabilities	9,635	13,136
Founders advisory fees - related party (cash settled)	(95,726)	(6,677)
Operating lease liabilities	(6,501)	(3,363)
Finance lease liabilities	(349)	(367)
Other, net	1,580	(615)
Net cash provided by operating activities	73,502	219,549
Cash flows from investing activities:
Purchase of property and equipment	(31,200)	(22,599)
Purchase of intangible assets	—	(15,226)
Purchase of businesses, net of cash acquired	(799,416)	(22,000)
Net cash used in investing activities	(830,616)	(59,825)
Cash flows from financing activities:
Common stock repurchased	—	(40,370)
Proceeds from exercises of options	7,714	19,477
Principal payments on finance lease obligations	(603)	(689)
Proceeds from revolving credit facility	80,000	—
Repayments of revolving credit facility	(80,000)	—
Proceeds from issuance of long-term debt	550,000	—
Payment of debt issuance costs	(10,057)	—
Net cash provided by (used in) financing activities	547,054	(21,582)
Effect of foreign currency on cash and cash equivalents	44	4,049
Net change in cash and cash equivalents	(210,016)	142,191
Cash and cash equivalents, beginning of period	325,927	198,456
Cash and cash equivalents, end of period	$115,911	$340,647
Supplemental disclosures of cash flow information:
Cash paid for interest	$38,388	$19,870
Cash paid for income taxes	$9,988	$28,237

See accompanying notes to condensed consolidated financial statements

PERIMETER GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying condensed consolidated financial statements of Perimeter Group Inc. (formerly Perimeter Solutions, Inc.) and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Company’s 2025 Annual Report filed with the SEC on February 26, 2026.
Business Operations
Perimeter Group Inc. is a leading provider of industrial products and services that support critical and complex customer missions across a range of niche applications. The Company’s current operations span firefighting products, incident management systems, lubricant additives, electronic components and highly engineered machinery for the medical device industry.
The Company conducts its operations globally, with approximately 76% of the Company’s 2025 annual revenues derived in the United States, approximately 10% in Europe and approximately 7% in Canada, with the remaining approximately 7% spread across various other countries.

The Company’s business is organized and managed in two reporting segments: Fire Safety and Specialty Products.

The Fire Safety segment is a formulator and manufacturer of fire management products and incident management systems that help the Company’s customers respond to and combat various types of fires, including wildland, industrial, structural, flammable liquids and other types of fires. The Fire Safety segment also offers specialized equipment and services, typically in conjunction with the Company’s fire management products to support the Company’s customers’ firefighting operations. The Company’s specialized equipment includes airbase retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that the Company custom designs and manufactures to meet specific customer needs.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than SEC-issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Condensed Consolidated Financial Statements.

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

3. BALANCE SHEET COMPONENTS
Details of certain balance sheet items are presented below:

In Thousands	September 30, 2026	December 31, 2025
Inventories:
Raw materials and manufacturing supplies	$113,046	$74,844
Work in process	27,320	693
Finished goods	81,156	64,097
Total inventories	$221,522	$139,634

Prepaid Expenses and Other Current Assets:
Advance to vendors	$18,363	$346
Prepaid insurance	1,484	4,936
Prepaid value-added taxes	815	1,442
Income tax receivable	7,331	22,876
Other	6,113	4,449
Total prepaid expenses and other current assets	$34,106	$34,049

Property, Plant and Equipment:
Buildings	$4,364	$4,547
Leasehold improvements	8,357	4,666
Furniture and fixtures	1,391	608
Machinery and equipment	126,492	101,821
Vehicles	5,093	4,704
Construction in progress	26,151	10,287
Total property, plant and equipment, gross	171,848	126,633
Less: accumulated depreciation	(55,166)	(41,495)
Total property, plant and equipment, net	$116,682	$85,138

Accrued Expenses and Other Current Liabilities:
Accrued bonus	$5,343	$6,863
Accrued salaries	7,015	3,163
Accrued employee benefits	1,667	1,092
Accrued interest	24,183	8,558
Accrued purchases	12,551	4,298
Accrued taxes	40	9,369
Operating lease liabilities	7,198	3,663
Finance lease liabilities	758	753
Customer deposits	6,538	2,338
Other	8,457	7,115
Total accrued expenses and other current liabilities	$73,750	$47,212
Depreciation expense related to property, plant and equipment was $5.4 million and $14.8 million for the three and nine months ended September 30, 2026, respectively, and $3.6 million and $9.7 million for the three and nine months ended September 30, 2025, respectively, substantially all of which was presented in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

4. BUSINESS COMBINATIONS
2026 Acquisitions

On January 22, 2026, the Company acquired 100% of the shares of MMT, which is included within the Company’s Specialty Products segment. Based in Charlotte, North Carolina, MMT is a provider of automated, process-driven medical device manufacturing solutions, offering vertically integrated capabilities spanning process development, technical solutions, equipment applications and aftermarket support. The acquisition was made to expand the Company’s manufacturing capabilities and leverage MMT’s expertise in automation and precision manufacturing, which directly addresses the specialized needs of the medical device manufacturing industry. The consideration transferred consisted of $682.3 million in cash, net of cash acquired.

The Company accounted for the transaction as a business combination using the acquisition method and recorded the estimated fair values of the assets acquired and liabilities assumed in the condensed consolidated balance sheet, including accounts receivable, inventories, intangible assets, goodwill, right-of-use assets, contract assets, accounts payable, contract liabilities and lease liabilities. The excess of consideration transferred over the estimated fair value of net assets acquired was recorded as goodwill. The Company used a relief from royalty method to calculate the fair value of the tradename and technology and patents intangible assets and an income approach to calculate the fair value of the customer relationships (the multi-period excess earnings method) and backlog (discounted cash flow / lost-profits method) intangible assets.

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

The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimates and assumptions are subject to change during the measurement period. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: 1) deferred income taxes or liabilities, 2) valuation of certain intangible and tangible assets, and 3) net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period. The Company believes that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and adjust the acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805, Business Combinations. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments of $2.2 million related primarily to deferred tax balances as additional information became available regarding facts and circumstances that existed as of the acquisition date. The adjustment resulted in a corresponding adjustment to goodwill. Acquisition related costs incurred by the Company as the acquirer, primarily legal and advisory fees, totaled $10.3 million and were expensed as incurred during the nine months ended September 30, 2026. Acquisition related costs are presented in other operating expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2026, the Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities and goodwill as follows:

In Thousands	Fair Value
Acquired tangible assets	$108,955
Identified intangible assets	375,400
Liabilities assumed	(108,076)
Goodwill	306,015
Total allocable purchase price	$682,294

The following table presents the details of the intangible assets acquired in connection with this business combination during the nine months ended September 30, 2026 (dollars in thousands), which will be amortized over their estimated useful lives:

Dollars in Thousands	Weighted Average Useful Life	Estimated Useful Life	Fair Value
Customer relationships	16 Years	12 to 17 Years	$303,300
Tradenames	20 Years	20 Years	41,000
Technology and patents	14 Years	11 to 14 Years	20,900
Backlog	1 Year	1 Year	10,200
Total acquired intangible assets	16 Years	1 to 20 Years	$375,400

On July 30, 2026, the Company acquired Monaco Enterprises (“Monaco”), a provider of proprietary, mission-critical life safety and incident management systems for U.S. Government facilities, which is included within the Company’s Fire Safety segment. The acquisition was made to expand the Company’s products and services that support critical and complex customer missions across a range of niche applications. The consideration transferred consisted of $117.1 million in cash, net of cash acquired. The Company accounted for the transaction as a business combination under ASC 805 using the acquisition method and recorded the estimated fair values of the assets acquired and liabilities assumed in the condensed consolidated balance sheet, including inventories, intangible assets, property, plant and equipment, and goodwill.

The following table presents the details of the intangible assets acquired in connection with this business combination (dollars in thousands), which will be amortized over their estimated useful lives:

Dollars in Thousands	Weighted Average Useful Life	Estimated Useful Life	Fair Value
Customer relationships	10 Years	10 Years	$24,700
Tradenames	19 Years	19 Years	11,400
Technology and patents	11 Years	10 to 12 Years	8,500
Backlog	1 Year	1 Year	3,500
Total acquired intangible assets	12 Years	1 to 19 Years	$48,100

The preliminary allocation of the estimated fair value of the assets acquired and liabilities assumed resulted in $66.0 million of goodwill, recognized as a result of expected synergies, assembled workforce and other intangible benefits. The preliminary acquisition accounting is not yet finalized as the Company evaluates information to complete the valuation of intangible assets and settle working capital during the measurement period. The Company expects $13.8 million of goodwill to be deductible for tax purposes.

2025 Acquisitions

On March 28, 2025, the Company acquired substantially all of the assets and technical data rights of certain electro-optical product lines from a third party, which met the definition of a business, for a total cash purchase price of $10.0 million. The product lines are integrated into the Company’s IMS business within the Specialty Products segment. The Company used the acquisition method of accounting for the transaction and has reflected the value of the acquired assets and liabilities assumed in the accompanying condensed consolidated balance sheets, including inventories, intangible assets, property, plant and equipment, goodwill and contractual liabilities. The $0.6 million of goodwill and $2.1 million of other intangible assets recognized for the acquisition are deductible for tax purposes over 15 years.

On September 12, 2025, the Company acquired substantially all of the assets and technical data rights of certain electronic product lines from a third party, which met the definition of a business, for a total cash purchase price of $12.0 million. The product lines are integrated into the Company’s IMS business within the Specialty Products segment. The Company used the acquisition method of accounting for the transaction and has reflected the value of the acquired assets and liabilities assumed in the accompanying condensed consolidated balance sheets, including inventories, intangible assets, property, plant and equipment, and goodwill. The $1.2 million of goodwill and $7.5 million of other intangible assets recognized for the acquisition are deductible for tax purposes over 15 years.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reportable segment are as follows:

In Thousands	Fire Safety	Specialty Products	Total
Balance, December 31, 2025	$866,032	$199,179	$1,065,211
Acquisitions (1)	65,984	303,768	369,752
Measurement period adjustments (1)	—	2,247	2,247
Foreign currency translation	(4,135)	(1,822)	(5,957)
Balance, September 30, 2026	$927,881	$503,372	$1,431,253

(1)	See Note 4 - Business Combinations for additional information.

Intangible assets and related accumulated amortization as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
Dollars in Thousands	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer relationships (1)	1	to	20	$1,131,700	$—	$(9,039)	$(208,313)	$914,348
Technology and patents	4	to	20	310,826	(40,738)	(932)	(69,359)	199,797
Tradenames	8	to	20	160,500	—	(1,512)	(26,624)	132,364
Balance, September 30, 2026				$1,603,026	$(40,738)	$(11,483)	$(304,296)	$1,246,509

(1)	The acquired backlog intangible assets are presented above in customer relationships.

			December 31, 2025
Dollars in Thousands	Estimated Useful Life (in years)			Gross Value	Accumulated Impairment	Foreign Currency Translation	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Customer relationships	8	to	20	$790,000	$—	$(5,511)	$(156,300)	$628,189
Technology and patents (1)	4	to	20	281,426	(40,738)	(28)	(55,856)	184,804
Tradenames	8	to	20	108,100	—	(1,024)	(20,746)	86,330
Balance, December 31, 2025				$1,179,526	$(40,738)	$(6,563)	$(232,902)	$899,323

(1)
In May 2025, the Company settled its trade secret litigation with a subsidiary of Compass Minerals International, Inc. and simultaneously acquired related intangible assets, property, plant and equipment, and inventories. The total purchase consideration for the asset acquisition was $20.0 million in cash, of which $15.2 million was allocated to technology-related intangible assets. The acquired technology-related intangible assets are amortized on a straight-line basis over their estimated useful life of 4 years.

Amortization expense for definite-lived intangible assets was $24.8 million and $71.4 million for the three and nine months ended September 30, 2026, respectively, and $15.2 million and $43.9 million for the three and nine months ended September 30, 2025, respectively.

6. LONG-TERM DEBT AND PREFERRED STOCK
Senior Notes
Perimeter Holdings, LLC (“Perimeter Holdings”), an indirect wholly owned subsidiary of Perimeter Group Inc. (the “Company”) has $675.0 million principal amount of 5.00% senior secured notes due October 30, 2029 (the “2029 Notes”). The 2029 Notes bear interest at an annual rate of 5.00%. Interest on the 2029 Notes is payable in cash semi-annually in arrears on April 30 and October 30 of each year.

On January 2, 2026, Perimeter Holdings completed its offering of $550.0 million in aggregate principal amount of 6.250% senior secured notes due 2034 (the “2034 Notes”) in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2034 Notes were issued under an indenture, dated January 2, 2026 (the “Indenture”), by and among Perimeter Holdings, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The 2034 Notes mature on January 15, 2034, and bear interest at a rate of 6.250% per annum, payable in cash semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2026. The Company used the net proceeds of the 2034 Notes, together with cash on hand, to pay the cash consideration for the acquisition of MMT and to pay related fees and expenses.
The 2029 Notes and the 2034 Notes are general, secured, senior obligations of Perimeter Holdings; rank equally in right of payment with all existing and future senior indebtedness of Perimeter Holdings (including, without limitation, the Amended and Restated Revolving Credit Facility); and together with the Amended and Restated Revolving Credit Facility, are effectively senior to all existing and future indebtedness that is not secured by the collateral. The 2029 Notes and the 2034 Notes are subject to customary negative covenants, including but not limited to, certain limitations, including among other things, the ability to declare or pay dividends or make certain other payments, purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments, conduct certain asset sales, make certain restricted investments; incur certain indebtedness, grant certain liens, enter into certain transactions with affiliates, and consolidate, merge or transfer all or substantially all of the assets of the Company’s subsidiaries on a consolidated basis. The indentures governing the 2029 Notes and the 2034 Notes also contain customary events of default and remedies (including acceleration). As of September 30, 2026, the Company was in compliance with all covenants.
Debt issuance costs incurred in connection with securing the 2029 Notes and the 2034 Notes were capitalized and are amortized using the effective interest method over the term of the 2029 Notes and the 2034 Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The unamortized portion of the debt issuance costs is included as a reduction to the carrying value of the 2029 Notes and the 2034 Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets. The Company incurred $10.1 million of debt issuance costs as a result of the 2034 Notes for the nine months ended September 30, 2026.

Long-term debt consists of the following:

In Thousands	September 30, 2026
Long term debt:	2029 Notes	2034 Notes	Total
Principal	$675,000	$550,000	$1,225,000
Less: unamortized debt issuance costs	(4,819)	(9,329)	(14,148)
Long-term debt, net	$670,181	$540,671	$1,210,852

In Thousands	December 31, 2025
Long term debt:	2029 Notes
Principal	$675,000
Less: unamortized debt issuance costs	(5,878)
Long-term debt, net	$669,122

Maturities of long-term debt as of September 30, 2026 are as follows (in thousands):

Years Ending December 31,	Amount
2026	$—
2027	—
2028	—
2029	675,000
2030	—
Thereafter	550,000
Total	$1,225,000
Revolving Credit Facility
On December 19, 2025, Perimeter Holdings entered into an amended and restated credit agreement for its five-year Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility”), whereby the total aggregate principal amount was increased from $100.0 million to $200.0 million.

The Amended and Restated Revolving Credit Facility matures on December 19, 2030, subject to a springing maturity ninety-one days prior to the maturity date of the 2029 Notes. The Amended and Restated Revolving Credit Facility includes a $40.0 million swingline sub-facility and a $50.0 million letter of credit sub-facility. The Amended and Restated Revolving Credit Facility allows the Company to increase commitments under the Amended and Restated Revolving Credit Facility up to an aggregate amount not to exceed the greater of (i) $360.0 million and (ii) 100.00% of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four-quarter period (minus the aggregate outstanding principal amount of certain ratio debt permitted to be incurred thereunder).

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

As of September 30, 2026 and December 31, 2025, the Company did not have any outstanding borrowings under the Revolving Credit Facility or the Amended and Restated Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
Redeemable Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 20 million shares of Preferred Stock which are entitled to a preferred annual cumulative right to a dividend equal to 6.50% of its nominal value. The preferred dividend will be paid 40.00% in cash and 60.00% in kind each year within three business days following the Company's annual meeting. Holders of the Preferred Stock have no voting rights (only protective rights). As of September 30, 2026, the Company had issued 10 million shares of Preferred Stock, par value $0.0001 per share, stated value $100.0 million.

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

Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the shares of Preferred Stock are classified as a liability on the accompanying condensed consolidated balance sheets. Dividends of $1.9 million and $5.7 million on these shares of Preferred Stock were recorded as interest expense for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $5.5 million were recorded as interest expense for the three and nine months ended September 30, 2025, respectively, in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Preferred dividends in arrears were $20.6 million and $17.2 million at September 30, 2026 and December 31, 2025, respectively.
The shares of Preferred Stock have an aggregate liquidation preference of $100.0 million, plus any accrued and unpaid dividends thereon and are senior to the Company’s Common Stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. At September 30, 2026 and December 31, 2025, the redemption price was $120.6 million and $117.2 million, respectively.
7. INCOME TAXES

The Company is subject to U.S. federal income tax, U.S. state and local tax and tax in foreign jurisdictions. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates.

The Company’s effective tax rate was 23.00% and 12.53% for the three and nine months ended September 30, 2026, respectively, and 6.68% and (6.98)% for the three and nine months ended September 30, 2025, respectively. The differences between the effective tax rate and the amount computed by applying the U.S. statutory rate of 21% are primarily due to increased benefits from stock-based compensation, permanently non-deductible compensation, withholding taxes accrued on unremitted earnings and the impact of foreign tax rate differences.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance. The valuation allowance for deferred tax assets as of September 30, 2026, and December 31, 2025 primarily relates to loss carryforwards that, in the judgment of the Company, are not more likely than not to be realized.

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including matters related to the aqueous film forming (AFFF) foam litigation consolidated in the District of South Carolina multi-district litigation and other similar matters pending in other jurisdictions in the United States. The Company’s exposure to losses relating to these matters, if any, is not considered probable or reasonably estimable at this time.

Commitments
The Company does not have any material unconditional purchase obligations as of September 30, 2026.
9. EQUITY
The Company is authorized to issue 4,020,000,000 shares of capital stock, consisting of (i) 4,000,000,000 shares of Common Stock and (ii) 20,000,000 shares of Preferred Stock. As of September 30, 2026, there were 189,070,079 and 163,691,923 shares of Common Stock issued and outstanding, respectively. Due to the fact that the shares of Preferred Stock are mandatorily redeemable, the Preferred Stock is classified as a liability on the accompanying condensed consolidated balance sheets. Refer to Note 6, “Long-Term Debt and Preferred Stock” for additional information about the Preferred Stock.
On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million. The Company expects to periodically re-establish the limit for Common Stock repurchases. The approximate dollar value of shares that may yet be repurchased under the share repurchase plan was $100.0 million as of September 30, 2026 (the “Share Repurchase Plan”). During the three and nine months ended September 30, 2026, the Company did not repurchase any shares under the Share Repurchase Plan. During the three months ended September 30, 2025, the Company did not repurchase any shares under the Share Repurchase Plan. During the nine months ended September 30, 2025, the Company repurchased 3,774,675 shares under the Share Repurchase Plan. The repurchased shares are recorded at cost and are being held in treasury.
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
During the nine months ended September 30, 2026, the Company granted 1,911,130 performance-based non-qualified stock options (“PBNQSO”) to its executive officers, non-employee directors and other members of senior management under the 2021 Equity Plan. The PBNQSO granted consist of two types of vesting criteria. The Company recognizes compensation costs for PBNQSO granted during the nine months ended September 30, 2026 based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Hull-White model or Monte Carlo model, as applicable. The Company records forfeitures as they are incurred. The grant date fair value of the PBNQSO is expensed proportionately for each tranche over the applicable service period. The fair value of PBNQSO is recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period.
As of September 30, 2026, there were 13,824,012 PBNQSO outstanding. The exercise prices of these PBNQSO ranged from $2.94 to $34.67 per share and expire ten years from the grant date.

The table below summarizes the PBNQSO activity for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise/ Conversion Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	14,156,085	$8.98
Granted	1,911,130	$27.09
Exercised	(884,917)	$9.08
Forfeited	(1,358,286)	$12.07
Outstanding at September 30, 2026	13,824,012	$11.18	7.21	$211,457
Options vested and exercisable	4,495,042	$9.11	6.01	$77,358
The assumptions used to fair value the PBNQSO granted during the nine months ended September 30, 2026 using the Monte Carlo model were as follows:

September 30, 2026
Dividend yield	—%
Risk-free interest rate	4.05% to 4.55%
Expected volatility	49.00%
Expected term (years)	10.00
Suboptimal exercise multiple	2.50
Weighted average exercise price of options granted	$27.09
Weighted average fair value of options granted	$15.56
Non-cash stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2026 was $4.4 million and $9.9 million, respectively. Non-cash stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2025 was $6.5 million and $11.4 million, respectively.
Compensation expense is recognized based upon probability assessments of PBNQSO that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimates. As of September 30, 2026, there was approximately $40.3 million of total unrecognized compensation expense related to non-vested PBNQSO expected to vest, which is expected to be recognized over a weighted-average period of 1.4 years.

During the nine months ended September 30, 2026, the Company received $7.7 million in proceeds from exercises of PBNQSO. The total intrinsic value of PBNQSO exercised during the nine months ended September 30, 2026 was $18.1 million.
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
As of September 30, 2026 and December 31, 2025, the fair value of the Fixed Annual Advisory Amount was calculated to be $136.2 million and $131.3 million, respectively, based on the period end volume weighted average closing share price for ten consecutive trading days of $28.90 and $27.89, respectively. As of September 30, 2026 and December 31, 2025, the fair value of the Variable Annual Advisory Amount, determined using a Monte Carlo simulation model, was $646.0 million and $750.1 million, respectively.
For the three and nine months ended September 30, 2026, the Company recognized a decrease in the compensation expense related to the founders advisory fees - related party due to a decrease in fair value for the liability-classified Advisory Amounts of $239.5 million and $49.6 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized an increase in the compensation expense related to the founders advisory fees - related party due to an increase in fair value for liability-classified Advisory Amounts of $247.7 million and $264.0 million, respectively.
11. FAIR VALUE MEASUREMENTS
Fair Value Measurement
The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates fair value due to the short-term nature of their maturities. Borrowings under the Company’s Amended and Restated Revolving Credit Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments. The carrying amount of the Company’s Preferred Stock equals the redemption price, which approximates fair value. At September 30, 2026 and December 31, 2025, the estimated fair value of the Company’s 2029 Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $644.1 million and $669.4 million, respectively. At September 30, 2026, the estimated fair value of the Company’s 2034 Notes, calculated using Level 2 inputs, based on bid prices obtained from a broker was approximately $524.0 million.
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

Liabilities by Hierarchy Level
The following table sets forth the Company’s liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using:
September 30, 2026	Level 1	Level 2	Level 3	Total
Liabilities:
Founders advisory fees payable - related party	$68,120	$—	$322,985	$391,105

December 31, 2025
Liabilities:
Founders advisory fees payable - related party	$161,399	$—	$375,024	$536,423
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
Changes in Level 3 Liabilities
The reconciliation for the portion of founders advisory fees payable - related party which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value, beginning of period	$546,822	$208,215	$375,024	$194,662
Founders advisory fees - related party, change in fair value	(223,837)	218,421	(52,039)	231,974
Fair value, end of period	$322,985	$426,636	$322,985	$426,636
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

13. REVENUE RECOGNITION
Disaggregation of revenues
Revenues for the three and nine months ended September 30, 2026 and 2025 are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Revenues from products	$326,682	$258,303	$627,815	$457,792
Revenues from services	62,763	57,110	100,226	92,253
Other revenues	420	30	703	67
Total net sales	$389,865	$315,443	$728,744	$550,112
14. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of Common Stock outstanding during the reported period. Diluted earnings (loss) per share is based upon the weighted-average number of shares outstanding during the period plus additional weighted-average potentially dilutive share equivalents during the period when the effect is dilutive.

Basic and diluted weighted average shares outstanding and earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands, except share and per share data	2026	2025	2026	2025
Net income (loss)	$304,466	$(90,660)	$195,767	$(66,135)

Weighted-average shares outstanding:
Weighted average shares used in computing earnings (loss) per share, basic	163,688,173	146,803,539	160,356,893	147,923,437
PBNQSO	6,554,107	—	7,175,767	—
Founders advisory fees	4,714,122	—	4,714,122	—
Weighted average shares used in computing earnings (loss) per share, diluted	174,956,402	146,803,539	172,246,782	147,923,437

Basic earnings (loss) per share	$1.86	$(0.62)	$1.22	$(0.45)

Diluted earnings (loss) per share	$1.74	$(0.62)	$1.14	$(0.45)
The number of anti-dilutive securities not included in the calculation of diluted earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PBNQSO	—	6,856,989	145,310	2,867,906
Founders advisory fees	—	17,751,491	2,027,692	10,631,286
Total	—	24,608,480	2,173,002	13,499,192
15. SEGMENT INFORMATION
The Company’s products and operations are managed and reported in two operating segments: Fire Safety and Specialty Products. The Fire Safety segment provides fire retardants, fire suppressants and fire safety systems, as well as specialized equipment and services typically offered in conjunction with its products. The Specialty Products segment includes operations that develop, produce and market products for non-fire safety markets.
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

Information related to net sales, Segment Adjusted EBITDA, depreciation and amortization, purchases of property and equipment, and purchases of intangible assets are summarized below:

	Three Months Ended September 30, 2026
In Thousands	Fire Safety	Specialty Products	Total
Net sales:
Product	$249,771	$76,911	$326,682
Services and others	62,774	409	63,183
Total net sales	$312,545	$77,320	$389,865

Less:
Adjusted cost of goods sold	$100,871	$42,064	$142,935
Adjusted selling, general and administrative expense	10,039	13,354	23,393
Segment Adjusted EBITDA	$201,635	$21,902	$223,537
Less:
Depreciation and amortization			30,130
Interest and financing expense			20,369
Founders advisory fees - related party			(239,469)
Non-recurring expenses			2,781
Acquisition costs			5,965
Stock-based compensation expense			4,382
Purchase accounting impact - inventory step up			3,676
Foreign currency loss			294
Income before income taxes			$395,409

Depreciation and amortization	$15,072	$15,058	$30,130
Purchases of property and equipment	$7,379	$5,295	$12,674

	Three Months Ended September 30, 2025
In Thousands	Fire Safety	Specialty Products	Total
Net sales:
Product	$216,248	$42,055	$258,303
Services and others	57,136	4	57,140
Total net sales	$273,384	$42,059	$315,443

Less:
Adjusted cost of goods sold	$84,748	$28,084	$112,832
Adjusted selling, general and administrative expense	11,426	4,868	16,294
Segment Adjusted EBITDA	$177,210	$9,107	$186,317
Less:
Depreciation and amortization			18,793
Interest and financing expense			9,870
Founders advisory fees - related party			247,684
Non-recurring expenses			562
Acquisition costs			33
Stock-based compensation expense			6,519
Foreign currency loss			6
Loss before income taxes			$(97,150)

Depreciation and amortization	$14,433	$4,360	$18,793
Purchases of property and equipment	$1,724	$3,298	$5,022

	Nine Months Ended September 30, 2026
In Thousands	Fire Safety	Specialty Products	Total
Net sales:
Product	$386,823	$240,992	$627,815
Services and others	100,259	670	100,929
Total net sales	$487,082	$241,662	$728,744

Less:
Adjusted cost of goods sold	$161,955	$132,635	$294,590
Adjusted selling, general and administrative expense	26,042	37,826	63,868
Segment Adjusted EBITDA	$299,085	$71,201	$370,286
Less:
Depreciation and amortization			86,177
Interest and financing expense			64,318
Founders advisory fees - related party			(49,592)
Non-recurring expenses			5,715
Acquisition costs			18,491
Stock-based compensation expense			9,872
Purchase accounting impact - inventory step up			13,746
Foreign currency gain			(2,260)
Income before income taxes			$223,819

Depreciation and amortization	$43,822	$42,355	$86,177
Purchases of property and equipment	$17,706	$13,494	$31,200

	Nine Months Ended September 30, 2025
In Thousands	Fire Safety	Specialty Products	Total
Net sales:
Product	$338,823	$118,969	$457,792
Services and others	92,008	312	92,320
Total net sales	$430,831	$119,281	$550,112

Less:
Adjusted cost of goods sold	$136,962	$75,071	$212,033
Adjusted selling, general and administrative expense	28,915	13,426	42,341
Segment Adjusted EBITDA	$264,954	$30,784	$295,738
Less:
Depreciation and amortization			53,610
Interest and financing expense			29,444
Founders advisory fees - related party			263,954
Non-recurring expenses			1,508
Acquisition costs			862
Stock-based compensation expense			11,428
Foreign currency gain			(3,249)
Loss before income taxes			$(61,819)

Depreciation and amortization	$40,818	$12,792	$53,610
Purchases of property and equipment	$15,395	$7,204	$22,599
Purchase of intangible assets	$15,226	$—	$15,226
Total segment assets reconciled to consolidated amounts are as follows:

	September 30, 2026
In Thousands	Fire Safety	Specialty Products	Total
Segment assets	$306,756	$287,940	$594,696
Cash and cash equivalents			115,911
Goodwill			1,431,253
Intangible assets, net			1,246,509
Tax assets			7,331
Total consolidated assets			$3,395,700

	December 31, 2025
In Thousands	Fire Safety	Specialty Products	Total
Segment assets	$191,016	$148,192	$339,208
Cash and cash equivalents			325,927
Goodwill			1,065,211
Intangible assets, net			899,323
Tax assets			23,338
Total consolidated assets			$2,653,007

Net sales by geographical area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	79%	83%	73%	77%
Other international sales (1)	21%	17%	27%	23%
Total net sales	100%	100%	100%	100%
(1)    The Company did not have net sales in excess of 10% in any other countries for the three and nine months ended September 30, 2026 and 2025.
Property, plant and equipment, net by geographical area consisted of the following:

In Thousands	September 30, 2026	December 31, 2025
United States	$95,318	$65,565
Germany	12,846	13,392
Other foreign jurisdictions	8,518	6,181
Total property, plant and equipment, net	$116,682	$85,138

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10‑Q for the quarter ended September 30, 2026 (this “Quarterly Report”). This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, such statements are subject to the “safe harbor” created by those sections and involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information available to our management as of the date hereof. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” included in our 2025 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements, accordingly, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Perimeter Group Inc. (“we,” “us,” “our,” or the “Company”) is a leading provider of industrial products and services that support critical and complex customer missions across a range of niche applications. Our current operations span firefighting products, incident management systems, lubricant additives, electronic components and highly engineered machinery for the medical device industry. We develop products that address complex customer challenges where there is little margin for error. Our offerings are typically a small part of a much broader solution that serves a growing end market. Our goal is to meet customer needs better than any alternative in every market we serve.

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

The Fire Safety segment is a formulator and manufacturer of fire management products and incident management systems that help our customers respond to and combat various types of fires, including wildland, industrial, structural, flammable liquids and other types of fires. Our Fire Safety segment also offers specialized equipment and services, typically in conjunction with our fire management products to support our customers’ firefighting operations. Our specialized equipment includes airbase retardant storage, mixing, and delivery equipment; mobile retardant bases; retardant ground application units; mobile foam equipment; and equipment that we custom design and manufacture to meet specific customer needs. Our service network can meet the emergency resupply needs of approximately 150 air tanker bases in North America, as well as many other customer locations globally. The Fire Safety segment is built on the premise of superior technology, exceptional responsiveness to our customers’ needs, and a “never-fail” service network. The Fire Safety segment sells products to government agencies and commercial customers around the world.

Our Specialty Products segment develops, produces and markets products for non-fire safety markets. The Specialty Products segment includes Phosphorus Derivatives, Inc. (“PDI”), which produces Phosphorus Pentasulfide (“P2S5”) based lubricant additives. P2S5 is also used in pesticide and mining chemicals applications, and emerging electric battery technologies. The Specialty Products segment also includes Intelligent Manufacturing Solutions (“IMS”), which is a manufacturer of electronic or electro-mechanical components of larger solutions. IMS has a flexible, vertically integrated production facility that allows it to acquire and produce a variety of product lines across a range of end markets, including communications infrastructure, energy infrastructure, defense systems, and industrial systems, with a substantial focus on aftermarket repair and replacement. The Specialty Products segment also includes Medical Manufacturing Technologies, LLC (“MMT”), which provides highly engineered machinery and associated aftermarket consumables, parts, and services to support the production of complex medical devices as well as select highly engineered industrial and aerospace and defense use cases. MMT’s capabilities include original equipment manufacturing, including application-specific equipment and automation solutions for medical devices such as complex catheters, guidewires and microcoils, as well as aftermarket parts, services, and consumables. MMT’s full solution suite encompasses both original machinery and recurring aftermarket parts, services, and consumables. MMT has a global footprint of manufacturing locations serving approximately 50 countries.

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

Key trends in the Fire Safety industry include:

•Higher acres burned and longer fire seasons: The USDA Forest Service data of the last 40 years shows that the acreage burned in the United States has increased over time. The ten-year trailing average of acres burned in the United States has increased from a ten-year trailing average of 3.3 million acres burned in 1997, to a ten-year trailing average of 7.0 million acres burned in 2025. The U.S. fire season is also lengthening on a consistent basis. According to a 2024 report published by the U.S. Department of Agriculture, the U.S. fire season is on average 78 days longer than it was in the 1970s. If acreage burned continues to increase and the fire season continues to lengthen, we expect the demand and usage of fire retardant to increase. In addition, proactive initial attack strategies by government agencies can drive earlier and more consistent use of fire retardant throughout the fire season.

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

•Move toward Fluorine-Free Firefighting Foams: There is an accelerating transition in the fire suppression market towards products that do not contain intentionally added per- and polyfluoroalkyl substances. We expect Fluorine-Free Foams (“FFF”) to account for a growing percentage of the firefighting foam market over the next several years. We believe that we are a leader in the FFF market.

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
Weather Conditions and Climate Trends
Our financial condition and results of operations are significantly impacted by weather as well as environmental and other factors affecting climate change, which impact the number and severity of fires in any given year. Historically, sales of our fire safety products have been higher in the summer season in the northern hemisphere of each fiscal year due to weather patterns which are generally correlated to a higher prevalence of wildfires. This is in part offset by the dispersion of our operations in both the northern and southern hemispheres, where the summer seasons alternate.
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

Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Consolidated
The following table sets forth our results of operations for each of the periods indicated:

	Three Months Ended September 30,		Change
In Thousands	2026	2025	$	%
Net sales	$389,865	$315,443	$74,422	24%
Cost of goods sold	151,509	116,334	35,175	30%
Gross profit	238,356	199,109	39,247	20%
Operating expenses (income):
Selling, general and administrative expense	30,741	23,477	7,264	31%
Amortization expense	24,770	15,199	9,571	63%
Founders advisory fees - related party	(239,469)	247,684	(487,153)	NM
Other operating expense	5,859	96	5,763	NM
Total operating (income) expenses	(178,099)	286,456	(464,555)	NM
Operating income (loss)	416,455	(87,347)	503,802	NM
Other expense (income):
Interest expense, net	20,369	9,870	10,499	106%
Foreign currency loss	294	6	288	NM
Other expense (income), net	383	(73)	456	NM
Total other expense, net	21,046	9,803	11,243	115%
Income (loss) before income taxes	395,409	(97,150)	492,559	NM
Income tax (expense) benefit	(90,943)	6,490	(97,433)	NM
Net income (loss)	$304,466	$(90,660)	$395,126	NM
NM - Not meaningful

Net Sales. Net sales increased by $74.4 million for the three months ended September 30, 2026, compared to the same period in 2025. Net sales in the Fire Safety segment increased by $39.2 million, representing an increase of $25.9 million in the fire retardant business and $13.3 million in other fire related businesses, including $5.5 million due to a recently acquired business. Fire retardant sales increased $14.6 million in North America and $11.3 million in other geographies. Other fire business sales increased $6.8 million outside North America and $6.5 million in North America. Net sales in the Specialty Products segment increased $35.2 million, including a $40.6 million increase in revenue due to recently acquired businesses, offset by a $5.4 million decrease in base businesses as a result of supply disruptions partially offset by supply contingency actions. Net sales from acquired businesses are included in base businesses after four full quarters of ownership following the acquisition date.
Cost of Goods Sold. Cost of goods sold increased $35.2 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $7.3 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.

Amortization Expense. Amortization expense increased by $9.6 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the liability-classified Fixed Annual Advisory Amount and Variable Annual Advisory Amount (collectively, the “Annual Advisory Amounts”). The decrease in the fair value of the Annual Advisory Amounts for the three months ended September 30, 2026 of $239.5 million was primarily due to a decrease in the fair value valuation of the Company’s Common Stock from June 30, 2026 to September 30, 2026. The increase in the fair value of the Annual Advisory Amounts for the three months ended September 30, 2025 of $247.7 million was primarily due to an increase in the fair value valuation of the Company’s Common Stock from June 30, 2025 to September 30, 2025.
Other Operating Expense. Other operating expense increased $5.8 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to costs related to the Company’s recent acquisitions.
Interest Expense, net. Interest expense, net increased $10.5 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher average debt outstanding resulting from the Company’s offering of the 2034 Notes in January 2026.
Income Tax (Expense) Benefit. Income tax expense was $90.9 million for the three months ended September 30, 2026, compared to income tax benefit of $6.5 million in the same period in 2025. The change is primarily due to higher income before income taxes, partially offset by benefits from stock-based compensation and permanently non-deductible compensation.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Consolidated
The following table sets forth our results of operations for each of the periods indicated:

	Nine Months Ended September 30,		Change
In Thousands	2026	2025	$	%
Net sales	$728,744	$550,112	$178,632	32%
Cost of goods sold	321,733	221,354	100,379	45%
Gross profit	407,011	328,758	78,253	24%
Operating expenses (income):
Selling, general and administrative expense	80,795	55,743	25,052	45%
Amortization expense	71,394	43,902	27,492	63%
Founders advisory fees - related party	(49,592)	263,954	(313,546)	(119%)
Other operating expense	18,491	925	17,566	NM
Total operating expenses	121,088	364,524	(243,436)	(67%)
Operating income (loss)	285,923	(35,766)	321,689	NM
Other expense (income):
Interest expense, net	64,318	29,444	34,874	118%
Foreign currency gain	(2,260)	(3,249)	989	(30%)
Other expense (income), net	46	(142)	188	(132%)
Total other expense, net	62,104	26,053	36,051	138%
Income (loss) before income taxes	223,819	(61,819)	285,638	NM
Income tax expense	(28,052)	(4,316)	(23,736)	550%
Net income (loss)	$195,767	$(66,135)	$261,902	NM
NM - Not meaningful

Net Sales. Net sales increased by $178.6 million for the nine months ended September 30, 2026, compared to the same period in 2025. Net sales in the Fire Safety segment increased by $56.3 million, representing an increase of $29.0 million in the other fire related businesses, including $5.5 million due to a recently acquired business and $27.3 million in the fire retardant business. Other fire related business sales increased $18.8 million in other geographies and $10.2 million in North America. Fire retardant sales increased $14.5 million in North America and $12.7 million in other geographies. Net sales in the Specialty Products segment increased $122.4 million, including a $129.2 million increase in revenue due to recently acquired businesses, offset by a $6.8 million decrease in base businesses as a result of supply disruptions partially offset by supply contingency actions. Net sales from acquired businesses are included in base businesses after four full quarters of ownership following the acquisition date.
Cost of Goods Sold. Cost of goods sold increased $100.4 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $25.1 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.

Amortization Expense. Amortization expense increased by $27.5 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to recently acquired businesses.
Founder Advisory Fees - related party. Founder advisory fees - related party represents the change in the fair value of the Annual Advisory Amounts. The decrease in the fair value of the Annual Advisory Amounts for the nine months ended September 30, 2026 of $49.6 million was primarily due to a decrease in the fair value valuation of the Company’s Common Stock from December 31, 2025 to September 30, 2026. The increase in the fair value of the Annual Advisory Amounts for the nine months ended September 30, 2025 of $264.0 million was primarily due to an increase in the fair value valuation of the Company’s Common Stock from December 31, 2024 to September 30, 2025.
Other Operating Expense. Other operating expense increased $17.6 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to costs related to the Company’s recent acquisitions.
Interest Expense, net. Interest expense, net increased $34.9 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher average debt outstanding resulting from the Company’s offering of the 2034 Notes in January 2026.
Income Tax Expense. Income tax expense was $28.1 million for the nine months ended September 30, 2026, compared to $4.3 million for the same period in 2025. The change is primarily due to higher income before income taxes, partially offset by benefits from stock-based compensation and permanently non-deductible compensation.
Business Segments
Segment Adjusted EBITDA is defined as income (loss) before income taxes plus net interest and other financing expenses, and depreciation and amortization, adjusted on a consistent basis for certain non-recurring, unusual or non-operational items. These items include (i) restructuring, (ii) acquisition related costs, (iii) founder advisory fee expenses, (iv) stock-based compensation expense, (v) purchase accounting impact - inventory step up and (vi) foreign currency loss (gain). We use Segment Adjusted EBITDA to evaluate operating performance by segment, for business planning purposes and to allocate resources. The following tables provide information for our net sales and Segment Adjusted EBITDA (in thousands) for the three and nine months ended September 30, 2026 compared to the same period in 2025:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
In Thousands	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$312,545	$77,320	$389,865	$273,384	$42,059	$315,443
Segment Adjusted EBITDA	$201,635	$21,902	$223,537	$177,210	$9,107	$186,317
Segment Adjusted EBITDA for our Fire Safety segment increased by $24.4 million during the three months ended September 30, 2026 compared with the same period in 2025. The increase was primarily due to higher net sales as well as the impact from the Company’s recently acquired business.
Segment Adjusted EBITDA for our Specialty Products segment increased by $12.8 million during the three months ended September 30, 2026 compared with the same period in 2025. The increase was primarily due to contributions from recently acquired businesses.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
In Thousands	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Net sales	$487,082	$241,662	$728,744	$430,831	$119,281	$550,112
Segment Adjusted EBITDA	$299,085	$71,201	$370,286	$264,954	$30,784	$295,738

Segment Adjusted EBITDA for our Fire Safety segment increased by $34.1 million during the nine months ended September 30, 2026 compared with the same period in 2025. The increase was primarily due to higher net sales as well as the impact from the Company’s recently acquired business.
Segment Adjusted EBITDA for our Specialty Products segment increased by $40.4 million during the nine months ended September 30, 2026 compared with the same period in 2025. The increase was primarily due to contributions from recently acquired businesses.

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

(Unaudited)	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
In Thousands	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Income (loss) before income taxes	$382,906	$12,503	$395,409	$(62,022)	$(35,128)	$(97,150)
Depreciation and amortization	15,072	15,058	30,130	14,433	4,360	18,793
Interest and financing expense	9,149	11,220	20,369	5,956	3,914	9,870
Founders advisory fees - related party	(209,721)	(29,748)	(239,469)	213,008	34,676	247,684
Non-recurring expenses (1)	1,073	1,708	2,781	557	5	562
Acquisition costs	590	5,375	5,965	2	31	33
Stock-based compensation expense	2,474	1,908	4,382	5,234	1,285	6,519
Purchase accounting impact - inventory step up (2)	—	3,676	3,676	—	—	—
Foreign currency loss (gain)	92	202	294	42	(36)	6
Segment Adjusted EBITDA	$201,635	$21,902	$223,537	$177,210	$9,107	$186,317
(1) For the three months ended September 30, 2026, $1.8 million was related to restructuring and other non-recurring costs and $1.0 million was related to litigation costs arising from a contractual dispute. For the three months ended September 30, 2025, $0.6 million was related to restructuring and other non-recurring costs.

(2) For the three months ended September 30, 2026, $3.7 million was primarily related to the impact of purchase accounting on the cost of inventory sold. The acquired inventory was recorded at fair value, resulting in a step-up in basis.

(Unaudited)	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
In Thousands	Fire Safety	Specialty Products	Total	Fire Safety	Specialty Products	Total
Income (loss) before income taxes	$265,704	$(41,885)	$223,819	$(30,212)	$(31,607)	$(61,819)
Depreciation and amortization	43,822	42,355	86,177	40,818	12,792	53,610
Interest and financing expense	28,198	36,120	64,318	18,090	11,354	29,444
Founders advisory fees - related party	(43,431)	(6,161)	(49,592)	227,000	36,954	263,954
Non-recurring expenses (1)	2,422	3,293	5,715	818	690	1,508
Acquisition costs	600	17,891	18,491	98	764	862
Stock-based compensation expense	5,199	4,673	9,872	8,817	2,611	11,428
Purchase accounting impact - inventory step up (2)	—	13,746	13,746	—	—	—
Foreign currency (gain) loss	(3,429)	1,169	(2,260)	(475)	(2,774)	(3,249)
Segment Adjusted EBITDA	$299,085	$71,201	$370,286	$264,954	$30,784	$295,738
(1) For the nine months ended September 30, 2026, $3.3 million was related to restructuring and other non-recurring costs and $2.4 million was related to litigation costs arising from a contractual dispute. For the nine months ended September 30, 2025, $1.1 million was related to restructuring and other non-recurring costs and $0.4 million was related to the Redomiciliation Transaction.

(2) For the nine months ended September 30, 2026, $13.7 million was primarily related to the impact of purchase accounting on the cost of inventory sold. The acquired inventory was recorded at fair value, resulting in a step-up in basis.

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

We believe that our existing cash and cash equivalents of $115.9 million, net cash flows generated from operations and availability under the Amended and Restated Revolving Credit Facility as of September 30, 2026 will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for at least 12 months from the filing date of this Quarterly Report. As of September 30, 2026, we expect our remaining fiscal year 2026 capital expenditure budget to cover both our maintenance and growth capital expenditures. We may also raise capital through other various financing sources available to us, including the issuance of equity and/or debt securities through public offerings or private placements, to fund our acquisitions, the Annual Advisory Amounts and long-term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.
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

As of September 30, 2026, the Company did not have any outstanding borrowings under the Amended and Restated Revolving Credit Facility and was in compliance with all covenants, including the financial covenants.
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

The 2029 Notes and the 2034 Notes are subject to customary negative covenants, including but not limited to, certain limitations, including among other things, the ability to declare or pay dividends or make certain other payments, purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments, conduct certain asset sales, make certain restricted investments; incur certain indebtedness, grant certain liens, enter into certain transactions with affiliates, and consolidate, merge or transfer all or substantially all of the assets of our subsidiaries on a consolidated basis. The indentures governing the 2029 Notes and the 2034 Notes also contain customary events of default and remedies (including acceleration). As of September 30, 2026, the Company was in compliance with all covenants, including financial covenants.
Debt issuance costs incurred in connection with securing the 2029 Notes and the 2034 Notes were capitalized and are amortized using the effective interest method over the term of the 2029 Notes and the 2034 Notes and included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The unamortized portion of the debt issuance costs is included as a reduction to the carrying value of the 2029 Notes and the 2034 Notes which have been recorded as long-term debt, net in the accompanying condensed consolidated balance sheets. The Company incurred $10.1 million of debt issuance costs as a result of the 2034 Notes for the nine months ended September 30, 2026.
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

The approximate dollar value of shares that may yet be repurchased under the Share Repurchase Plan was $100.0 million as of September 30, 2026. During the three and nine months ended September 30, 2026, the Company did not repurchase any shares under its Share Repurchase Plan. During the three months ended September 30, 2025, the Company did not repurchase any shares under its Share Repurchase Plan. For the nine months ended September 30, 2025, the Company repurchased 3,774,675 shares under its Share Repurchase Plan. The repurchased shares are recorded at cost and are being held in treasury.
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
For additional information about the Founder Advisory Agreement, refer to Note 10, “Stock-Based Compensation,” Note 11, “Fair Value Measurements” and Note 12, “Related Parties,” in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Cash Flows:
The summary of our cash flows is as follows:

	Nine Months Ended September 30,
In Thousands	2026	2025
Cash provided by (used in):
Operating activities	$73,502	$219,549
Investing activities	(830,616)	(59,825)
Financing activities	547,054	(21,582)
Effect of foreign currency on cash and cash equivalents	44	4,049
Net change in cash and cash equivalents	$(210,016)	$142,191
Operating Activities

Cash provided by operating activities was $73.5 million for the nine months ended September 30, 2026 and $219.5 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the primary components of operating cash flows were net income of $195.8 million, non-cash charges of $68.5 million and net operating asset investments of $190.7 million. For the nine months ended September 30, 2025, the primary components of operating cash flows were net loss of $66.1 million, non-cash charges of $279.2 million and net operating asset reductions of $6.4 million.
Investing Activities

Cash used in investing activities was $830.6 million and $59.8 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we purchased businesses for $799.4 million and purchased property and equipment of $31.2 million. During the nine months ended September 30, 2025, we purchased property and equipment of $22.6 million, purchased intangible assets of $15.2 million, and purchased businesses for $22.0 million.
Financing Activities

Cash provided by financing activities was $547.1 million for the nine months ended September 30, 2026 and cash used in financing activities was $21.6 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we received proceeds from an issuance of long term debt of $550.0 million, received proceeds from the revolving credit facility of $80.0 million and received proceeds from exercises of options of $7.7 million, offset by payment of revolving credit facility of $80.0 million, payment of debt issuance costs of $10.1 million and $0.6 million in principal payments on finance lease obligations. During the nine months ended September 30, 2025, we repurchased shares of outstanding Common Stock for $40.4 million and made $0.7 million in principal payments on finance lease obligations offset by proceeds received from exercises of options of $19.5 million.
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
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under the Amended and Restated Revolving Credit Facility. Interest on borrowings under the Amended and Restated Revolving Credit Facility is based on Term SOFR, plus or base rate plus, an applicable margin. At September 30, 2026, we had no borrowings outstanding under the Amended and Restated Revolving Credit Facility.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, at September 30, 2026, the Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
Except as set forth below, we are not aware of any material changes to the Company’s risk factors disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2025 Annual Report.

Risks Related to Our Business and Industry

Disruptions in the supply of P₂S₅ for our North American customers have adversely affected, and are expected to continue to adversely affect, the results of our Specialty Products segment.

Our P₂S₅ customers in North America have historically been served primarily by a third-party tolling facility in Sauget, Illinois. Supply from the facility has not been consistent with our customers’ requirements, and we are actively working to obtain permanent supply alternatives. We are currently supplying customers from multiple alternative sources at a higher cost, and we expect the associated costs to impact the operating results of our P₂S₅ business in the near term. Net sales of our P₂S₅ business declined in the three months ended September 30, 2026 compared to the prior-year period.

We cannot assure you that we will secure reliable long-term sources of supply on acceptable terms, if at all, or that our costs of supply will return to historical levels. A prolonged disruption, a loss of customers or the inability to obtain alternative sources of supply may prolong the adverse effect on the results of our Specialty Products segment and on our business, financial condition and results of operations.

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
Below is a summary of Common Stock repurchases for the quarter ended September 30, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2026 - July 31, 2026	—	$—	—	$100.0
August 1, 2026 - August 31, 2026	—	$—	—	$100.0
September 1, 2026 - September 30, 2026	—	$—	—	$100.0
Total	—		—

(1) On August 6, 2025, the Board re-established the limit for Common Stock repurchases at $100.0 million.
Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Ownership and Merger, effective November 4, 2026 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2026).
3.2	Amended and Restated Bylaws of Perimeter Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 5, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perimeter Group Inc.

Date: November 5, 2026	By:	/s/ Haitham Khouri
Haitham Khouri
Chief Executive Officer and Director
(Duly Authorized Officer)

Date: November 5, 2026	By:	/s/ Kyle Sable
Kyle Sable
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)